Form 10-Q
period 2015-03-31
Provident Bancorp, Inc.
filed 2015-06-29
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission File No. 333-202716

Provident Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	45-3231576
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5 Market Street, Amesbury, Massachusetts	01913
(Address of Principal Executive Offices)	Zip Code

(978) 388-0050

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☐ NO☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒ NO☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐        Accelerated filer   ☐       Non-accelerated filer     ☐         Smaller reporting company    ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 29, 2015, there were 1,000 shares of the Registrant’s common stock, no par value per share, issued and outstanding.

Provident Bancorp, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial statements

Provident Bancorp, Inc.

Consolidated Balance Sheets

	At	At
	March 31,	December 31,
(In thousands)	2015	2014
	(unaudited)
Assets
Cash and due from banks	$6,955	$7,533
Interest-bearing demand deposits with other banks	8,735	1,311
Money market mutual funds	720	714
Cash and cash equivalents	16,410	9,558
Investments in available-for-sale securities (at fair value)	73,894	76,032
Investments in held-to-maturity securities (fair values of $47,614 as of March 31, 2015 and $47,435 as of December 31, 2014)	45,438	45,559
Federal Home Loan Bank stock, at cost	3,642	3,642
Loans, net	493,457	494,183
Bank owned life insurance	12,240	12,144
Premises and equipment, net	10,342	10,503
Accrued interest receivable	2,065	2,056
Deferred tax asset, net	3,444	3,632
Other assets	1,480	1,297
Total assets	$662,412	$658,606

Liabilities and Equity
Deposits:
Noninterest-bearing	$130,661	$128,407
Interest-bearing	407,542	408,527
Total deposits	538,203	536,934
Federal Home Loan Bank advances	41,637	39,237
Other liabilities	5,519	6,644
Total liabilities	585,359	582,815
Equity:
Preferred stock; authorized 50,000 shares: senior non-cumulative perpetual, Series A, no par, 17,145 shares issued and outstanding at December 31, 2014 and 2013; liquidation value $1,000 per share	17,145	17,145
Common Stock, no par value; 275,000 shares authorized; 1,000 shares issued and outstanding	-	-
Additional paid-in capital	275	275
Retained earnings	56,927	55,959
Accumulated other comprehensive income	2,706	2,412
Total equity	77,053	75,791
Total liabilities and equity	$662,412	$658,606

Provident Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Interest and dividend income:
Interest and fees on loans	$5,243	$4,678
Interest and dividends on securities	829	891
Interest on interest-bearing deposits	1	2
Total interest and dividend income	6,073	5,571

Interest expense:
Interest on deposits	406	434
Interest on Federal Home Loan Bank advances	141	142
Total interest expense	547	576
Net interest and dividend income	5,526	4,995
Provision for loan losses	278	389
Net interest and dividend income after provision for loan losses	5,248	4,606

Noninterest income:
Service charges on deposit accounts	38	38
Service charges and fees - other	381	412
Gain on sales, calls and donated securities, net	81	96
Other income	324	325
Total noninterest income	824	871

Noninterest expense:
Salaries and employee benefits	2,869	2,545
Occupancy expense	393	329
Equipment expense	133	179
FDIC assessment	94	86
Data processing	139	125
Marketing expense	57	62
Professional fees	217	153
Other	764	753
Total noninterest expense	4,666	4,232
Income before income tax expense	1,406	1,245
Income tax expense	394	322
Net income	$1,012	$923

Net income attributable to common shareholders	$968	$879

Provident Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014

Net income	$1,012	$923
Other comprehensive income before tax:
Unrealized gains on securities:
Change in net unrealized holding gains arising during the period	563	751
Less: Reclassification adjustment for realized gains in net income	(81)	(96)
Other comprehensive income before tax	482	655
Income tax expense	(188)	(260)
Other comprehensive income, net of tax	294	395
Total comprehensive income	$1,306	$1,318

Provident Bancorp, Inc.

Consolidated Statements of Changes in Equity

(unaudited)

				Accumulated
		Additional		Other
	Preferred	Paid in	Retained	Comprehensive
(In thousands)	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2013	$17,145	$275	$51,569	$838	$69,827
Net income	-	-	923	-	923
Net change in other comprehensive income	-	-	-	395	395
Preferred stock dividends	-	-	(44)	-	(44)
Balance, March 31, 2014	$17,145	$275	$52,448	$1,233	$71,101

Balance, December 31, 2014	$17,145	$275	$55,959	$2,412	$75,791
Net income	-	-	1,012	-	1,012
Net change in other comprehensive income	-	-	-	294	294
Preferred stock dividends	-	-	(44)	-	(44)
Balance, March 31, 2015	$17,145	$275	$56,927	$2,706	$77,053

Provident Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014

Cash flows from operating activities:
Net income	$1,012	$923
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	216	220
Gain on sales, calls and donations of securities, net	(81)	(96)
Change in deferred loan fees, net	(14)	13
Provision for loan losses	278	389
Depreciation and amortization	181	199
(Increase) decrease in accrued interest receivable	(9)	8
Decrease in taxes receivable	392	308
Increase in cash surrender value of life insurance	(96)	(105)
Increase in other assets	(575)	(50)
Decrease in other liabilities	(1,125)	(832)
Net cash provided by operating activities	179	977

Cash flows from investing activities:
Purchases of available-for-sale securities	(287)	(447)
Proceeds from sales of available-for-sale securities	211	258
Proceeds from paydowns, maturities and calls of available-for-sale securities	2,682	3,470
Proceeds from paydowns, maturities and calls of held-to-maturity securities	-	1,281
Loan originations and principal collections, net	460	(15,458)
Recoveries of loans previously charged off	2	25
Loans purchased	-	(750)
Proceeds from sales of foreclosed real estate	-	-
Additions to premises and equipment	(20)	(24)
Net cash provided by (used in) investing activities	3,048	(11,645)

Provident Bancorp, Inc.

Consolidated Statement of Cash Flows (continued)

(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2015	2014
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	21	438
Net increase in time deposits	1,248	2,306
Net change in Federal Home Loan Bank short-term advances	2,400	7,000
Preferred stock dividends	(44)	(44)
Net cash provided by financing activities	3,625	9,700

Net increase (decrease) in cash and cash equivalents	6,852	(968)
Cash and cash equivalents at beginning of year	9,558	15,356
Cash and cash equivalents at end of year	$16,410	$14,388

Supplemental disclosures:
Interest paid	$558	$515
Income taxes paid	2	14

Provident Bancorp, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2014 Consolidated Financial Statements that are included in the Company’s Registration Statement on Form S-1. The consolidated financial statements include the accounts of Provident Bancorp, Inc., its wholly owned subsidiary, The Provident Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation was established to buy, sell, and hold investments for its own account, and 5 Market Street Security Corporation, an inactive corporation, was established to buy, sell, and hold investments for its own account. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)	Corporate Structure

On March 10, 2015, the Board of Directors of the Company adopted a plan of stock issuance (“the Plan”) pursuant to which the Company will sell shares of common stock, representing a minority ownership of the estimated pro forma market value of the Company as determined by an independent appraisal. Shares will be offered to eligible depositors, the tax qualified employee benefit plans of the Company and corporators, directors, officers and employees of the company, in a subscription offering and, if necessary, to the general public in a community and/or syndicated community offering. The majority of the shares of common stock will be owned by Provident Bancorp, the Company’s current mutual holding company parent (the “MHC”). In connection with the Plan, the Company will establish a charitable foundation, which will be funded with $250,000 in cash and 2% of the Company’s outstanding shares of common stock.

The Plan provides for the establishment, upon the completion of the stock offering, of a special “liquidation account” for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of the Company to be held by persons other than the MHC as of the date of the latest balance sheet contained in the prospectus. Following the completion of the offering, the Company will not be permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

Costs associated with the stock offering have been deferred and will be deducted from the proceeds of the shares sold in the stock issuance. If the stock offering is not completed, all costs will be charged to expense. At March 31, 2015, approximately $408,000 of stock offering costs had been incurred and deferred.

(3)	Recent Accounting Pronouncements

ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - "Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)." The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments were effective for the Company on January 1, 2015. The application of this guidance did not have a material impact on the Company's financial statements.

ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments were effective for the Company on January 1, 2015. The application of this guidance did not have a material impact on the Company's financial statements.

ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)." The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments are effective for the Company beginning on January 1, 2016. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities.  Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The guidance should be applied on a retrospective basis.  The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

ASU No. 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

(4)	Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at March 31, 2015 and December 31, 2014:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

March 31, 2015
U.S. Government and federal agency	$1,992	$85	$-	$2,077
State and municipal	3,478	443	-	3,921
Corporate debt	1,000	108	-	1,108
Asset-backed securities	2,576	-	48	2,528
Government mortgage-backed securities	51,573	1,101	123	52,551
Trust preferred securities	1,373	93	137	1,329
Marketable equity securities	8,225	2,999	124	11,100
	70,217	4,829	432	74,614
Money market mutual funds included in cash and cash equivalents	(720)	-	-	(720)
Total available-for-sale securities	$69,497	$4,829	$432	$73,894

December 31, 2014
U.S. Government and federal agency	$1,991	$92	$-	$2,083
State and municipal	3,479	422	-	3,901
Corporate debt	1,000	114	-	1,114
Asset-backed securities	2,733	-	87	2,646
Government mortgage-backed securities	54,063	989	199	54,853
Trust preferred securities	1,502	-	380	1,122
Marketable equity securities	8,063	3,048	84	11,027
	72,831	4,665	750	76,746
Money market mutual funds included in cash and cash equivalents	(714)	-	-	(714)
Total available-for-sale securities	$72,117	$4,665	$750	$76,032

The following summarizes the amortized cost of investment securities classified as held-to-maturity and their approximate fair values at March 31, 2015 and December 31, 2014:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

March 31, 2015
State and municipal	$45,438	$2,193	$17	$47,614
	$45,438	$2,193	$17	$47,614
December 31, 2014
State and municipal	$45,559	$1,940	$64	$47,435
	$45,559	$1,940	$64	$47,435

The scheduled maturities of debt securities were as follows at March 31, 2015:

	Available-for-Sale	Held-to-Maturity
	Fair	Amortized	Fair
(In thousands)	Value	Cost Basis	Value

Due within one year	$101	$90	$90
Due after one year through five years	3,438	2,302	2,374
Due after five years through ten years	536	5,289	5,499
Due after ten years	4,360	37,757	39,651
Government mortgage-backed securities	52,551	-	-
Asset-backed securities	2,528	-	-
	$63,514	$45,438	$47,614

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at March 31, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2015
Temporarily impaired securities:
State and municipal	$-	$-	$1,926	$17	$1,926	$17
Asset-backed securities	-	-	2,528	48	2,528	48
Government mortgage-backed securities	81	-	10,707	123	10,788	123
Trust preferred securities	-	-	1,193	137	1,193	137
Marketable equity securities	1,428	112	106	12	1,534	124
Total temporarily impaired securities	$1,509	$112	$16,460	$337	$17,969	$449

December 31, 2014
Temporarily impaired securities:
State and municipal	$-	$-	$5,847	$64	$5,847	$64
Asset-backed securities	-	-	2,645	87	-	87
Government mortgage-backed securities	2,472	4	12,518	195	14,990	199
Trust preferred securities	26	36	1,096	344	1,122	380
Marketable equity securities	683	80	115	4	798	84
Total temporarily impaired securities	$3,181	$120	$22,221	$694	$22,757	$814

Government mortgage-backed securities, state and municipal securities and asset-backed securities: Because the decline in fair value of the government mortgage-backed securities, asset backed securities and state and municipal securities is primarily attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Marketable equity securities: Management continuously monitors equity securities for impairment by reviewing the financial condition of the issuer, company-specific events, industry developments, and general economic conditions. Management reviews corporate financial reports, credit agency reports and other publicly available information. Based on these reviews, these securities are not considered to be other-than-temporarily impaired.

Trust preferred securities: Management monitors its pooled-trust preferred securities for possible other-than-temporary-impairment on a quarterly basis. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary-impairment cash flow testing. Critical assumptions that go into the other-than-temporary-impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary-impairment cash flow testing noted no other-than-temporary-impairment in 2015

(5)	Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
(In thousands)	2015		2014
	Amount	Percent	Amount	Percent
Commercial real estate	$264,316	52.73%	$249,691	49.76%
Commercial	98,077	19.57%	97,589	19.45%
Residential real estate	100,913	20.13%	104,568	20.84%
Construction and land development	35,410	7.07%	47,079	9.38%
Consumer	2,505	0.50%	2,863	0.57%
	501,221	100.00%	501,790	100.00%
Allowance for loan losses	(7,395)		(7,224)
Deferred loan fees, net	(369)		(383)
Net loans	$493,457		$494,183

The following tables set forth information regarding the activity of the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014 and balances by segment at March 31, 2015 and December 31, 2014:

(In thousands)	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Balance at December 31, 2013	$3,207	$363	$725	$1,331	$206	$245	$6,077
Charge-offs	-	-	-	-	(14)	-	(14)
Recoveries	-	-	24	-	1	-	25
Provision (benefit)	(280)	84	(46)	690	(26)	(33)	389
Balance at March 31, 2014	$2,927	$447	$703	$2,021	$167	$212	$6,477

Balance at Decmeber 31, 2014	$3,500	$872	$560	$1,751	$184	$357	$7,224
Charge-offs	-	-	-	(103)	(6)	-	(109)
Recoveries	-	-	-	-	2	-	2
Provision (benefit)	314	(290)	(1)	354	(8)	(91)	278
Balance at March 31, 2015	$3,814	$582	$559	$2,002	$172	$266	$7,395

March 31, 2015
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$514	$-	$-	$514
Ending balance:
Collectively evaluated for impairment	3,814	582	559	1,488	171	267	6,881
Total allowance for loan losses ending balance	$3,814	$582	$559	$2,002	$171	$267	$7,395

Loans:
Ending balance:
Individually evaluated for impairment	$4,090	$-	$254	$1,620	$-	$-	$5,964
Ending balance:
Collectively evaluated for impairment	260,226	35,410	100,659	96,457	2,505	-	495,257
Total loans ending balance	$264,316	$35,410	$100,913	$98,077	$2,505	$-	$501,221

December 31, 2014
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$62	$-	$-	$62
Ending balance:
Collectively evaluated for impairment	3,500	872	560	1,689	184	357	7,162
Total allowance for loan losses ending balance	$3,500	$872	$560	$1,751	$184	$357	$7,224

Loans:
Ending balance:
Individually evaluated for impairment	$4,276	$-	$221	$821	$-	$-	$5,318
Ending balance:
Collectively evaluated for impairment	245,415	47,079	104,347	96,768	2,863	-	496,472
Total loans ending balance	$249,691	$47,079	$104,568	$97,589	$2,863	$-	$501,790

The following tables set forth information regarding nonaccrual loans and past-due loans by portfolio segment at March 31, 2015 and December 31, 2014:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Nonaccrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

March 31, 2015
Residential real estate	$152	$-	$26	$178	$100,735	$100,913	$-	$1,420
Commercial real estate	58	-	363	421	263,895	264,316	-	2,822
Construction and land development	-	-	-	-	35,410	35,410	-	-
Commercial	434	-	191	625	97,452	98,077	-	1,286
Consumer	2	-	-	2	2,503	2,505	-	-
Total	$646	$-	$580	$1,226	$499,995	$501,221	$-	$5,528

December 31, 2014
Residential real estate	$-	$404	$423	$827	$103,741	$104,568	$-	$1,564
Commercial real estate	110	132	363	605	249,086	249,691	-	3,002
Construction and land development	-	-	-	-	47,079	47,079	-	-
Commercial	149	108	350	607	96,982	97,589	-	516
Consumer	9	-	-	9	2,854	2,863	-	-
Total	$268	$644	$1,136	$2,048	$499,742	$501,790	$-	$5,082

Information about the Company’s impaired loans by portfolio segment was as follows at March 31, 2015 and December 31, 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

March 31, 2015
With no related allowance recorded:
Residential real estate	$254	$254	$-	$243	$4
Commercial real estate	4,090	4,090	-	4,152	33
Construction and land development	-	-	-	-	-
Commercial	513	513	-	564	7
Consumer	-	-	-	-	-
Total impaired with no related allowance	$4,857	$4,857	$-	$4,959	$44

With an allowance recorded:
Residential real estate	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial	1,107	1,111	514	791	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	$1,107	$1,111	$514	$791	$-

Total
Residential real estate	$254	$254	$-	$243	$4
Commercial real estate	4,090	4,090	-	4,152	33
Construction and land development	-	-	-	-	-
Commercial	1,620	1,624	514	1,355	7
Consumer	-	-	-	-	-
Total impaired loans	$5,964	$5,968	$514	$5,750	$44

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

December 31, 2014
With no related allowance recorded:
Residential real estate	$221	$221	$-	$368	$24
Commercial real estate	4,276	4,276	-	3,070	161
Construction and land development	-	-	-	-	-
Commercial	506	506	-	370	20
Consumer	-	-	-	-	-
Total impaired with no related allowance	$5,003	$5,003	$-	$3,808	$205

With an allowance recorded:
Residential real estate	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	279	-
Construction and land development	-	-	-	-	-
Commercial	315	318	62	328	12
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	$315	$318	$62	$607	$12

Total
Residential real estate	$221	$221	$-	$368	$24
Commercial real estate	4,276	4,276	-	3,349	161
Construction and land development	-	-	-	-	-
Commercial	821	824	62	698	32
Consumer	-	-	-	-	-
Total impaired loans	$5,318	$5,321	$62	$4,415	$217

The following summarizes troubled debt restructurings entered into during the three months ended March 31, 2015:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Three months ending March 31, 2015
Troubled debt restructurings:
Commercial	1	$956	$956
Residential real estate	1	35	35
	2	$991	$991

The commercial loan was modified to defer interest payments. We have classified this loan as doubtful and maintain a 50% reserve on the balance of the loan. The residential real estate loan was modified to interest only payments. Based on our analysis it was determined that no allowance for loan loss reserve was necessary.

The following tables present the Company’s loans by risk rating and portfolio segment at March 31, 2015 and December 31, 2014:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Total

March 31, 2015
Grade:
Pass	$-	$241,906	$35,410	$89,304	$-	$366,620
Special mention	-	14,958	-	7,391	-	22,349
Substandard	1,667	7,452	-	426	-	9,545
Doubtful	-	-	-	956	-	956
Not formally rated	99,246	-	-	-	2,505	101,751
Total	$100,913	$264,316	$35,410	$98,077	$2,505	$501,221

December 31, 2014
Grade:
Pass	$-	$236,689	$37,867	$89,269	$-	$363,825
Special mention	-	5,336	9,212	6,498	-	21,046
Substandard	1,374	7,666	-	1,822	-	10,862
Doubtful	-	-	-	-	-	-
Not formally rated	103,194	-	-	-	2,863	106,057
Total	$104,568	$249,691	$47,079	$97,589	$2,863	$501,790

Credit Quality Information

The Company utilizes a seven grade internal loan rating system for commercial real estate, construction and land development, and commercial loans as follows:

Loans rated 1-3: Loans in these categories are considered “pass” rated loans with low to average risk.

Loans rated 4: Loans in this category are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.

Loans rated 5: Loans in this category are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected.

Loans rated 6: Loans in this category are considered “doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.

Loans rated 7: Loans in this category are considered uncollectible (“loss”) and of such little value that their continuance as loans is not warranted.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate, construction and land development, and commercial loans.

For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Subsequent risk rating downgrades are based upon the borrower’s payment activity.

(6)	Federal Home Loan Bank Advances

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and other qualified assets.

Maturities of advances from the FHLB ending after March 31, 2015 are summarized as follows:

(In thousands)
2015	$24,000
2016	9,112
2017	8,525
Total	$41,637

(7)	Fair Value Measurements

The Company reports certain assets at fair value in accordance with GAAP, which defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

Basis of Fair Value Measurements

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2 - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;
•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Fair Values of Financial Instruments Measured on a Recurring Basis

The Company’s investments in U.S. Government and federal agency, state and municipal, corporate debt, asset-backed and government mortgage-backed securities available-for-sale is generally classified within Level 2 of the fair value hierarchy. For these investments, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Subsequent to inception, management only changes Level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalization and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows. The Company classifies its investments in trust preferred securities as Level 3 securities.

The Company classified its investments in marketable equity securities as Level 1 securities.

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2015
U.S. Government and federal agency	$2,077	$-	$2,077	$-
State and municipal	3,921	-	3,921	-
Corporate debt	1,108	-	1,108	-
Asset-backed securities	2,528	-	2,528	-
Mortgage-backed securities	52,551	-	52,551	-
Trust preferred securities	1,329	-	-	1,329
Marketable equity securities	10,380	10,380	-	-
Totals	$73,894	$10,380	$62,185	$1,329

December 31, 2014
U.S. Government and federal agency	$2,084	$-	$2,084	$-
State and municipal	3,901	-	3,901	-
Corporate debt	1,114	-	1,114	-
Asset-backed securities	2,645	-	2,645	-
Mortgage-backed securities	54,853	-	54,853	-
Trust preferred securities	1,122	-	-	1,122
Marketable equity securities	10,313	10,313	-	-
Totals	$76,032	$10,313	$64,597	$1,122

The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis for the three-month periods ended March 31, 2015 and 2014.

(In thousands)	Available-for-Sale Securities

Balance beginning January 1, 2015	$1,122
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	207
Transfers out, net	-
Ending balance, March 31, 2015	$1,329

Balance beginning January 1, 2014	$1,392
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	221
Transfers out, net	-
Ending balance, March 31, 2014	$1,613

Fair Values of Financial Instruments Measured on a Nonrecurring Basis

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. For Level 3 inputs, fair value is based upon management estimates of the value of the underlying collateral or the present value of the expected cash flows.

The following summarizes financial instruments measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2015
Impaired loans	$597	$-	$-	$597

December 31, 2014
Impaired loans	$253	$-	$-	$253

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

March 31, 2015
Impaired loans	$597	Real estate appraisals	Discount for dated appraisals	6-10%

December 31, 2014
Impaired loans	$253	Real estate appraisals	Discount for dated appraisals	6-10%

(8)	Fair Value of Financial Instruments

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2015 and December 31, 2014:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2015
Financial assets:
Cash and cash equivalents	$16,409	$16,409	$-	$-	$16,409
Available-for-sale securities	73,894	10,380	62,185	1,329	73,894
Held-to-maturity securities	45,438	-	47,614	-	47,614
Federal Home Loan Bank of Boston stock	3,642	3,642	-	-	3,642
Loans, net	493,457	-	-	501,587	501,587
Accrued interest receivable	2,065	-	2,065	-	2,065
Financial liabilities:
Deposits	538,203	-	-	538,582	538,582
Federal Home Loan Bank advances	41,637	-	42,398	-	42,398

December 31, 2014
Financial assets:
Cash and cash equivalents	$9,558	$9,558	$-	$-	$9,558
Available-for-sale securities	76,032	10,313	64,597	1,122	76,032
Held-to-maturity securities	45,559	-	47,435	-	47,435
Federal Home Loan Bank of Boston stock	3,642	3,642	-	-	3,642
Loans, net	494,183	-	-	501,049	501,049
Accrued interest receivable	2,056	-	2,056	-	2,056
Financial liabilities:
Deposits	536,934	-	-	537,281	537,281
Federal Home Loan Bank advances	39,237	-	40,020	-	40,020

(9)	Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new common equity Tier 1 (“CETI”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CETI capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends repurchases shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI must be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.

The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 600% from 0%.

As of March 31, 2015 and December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

March 31, 2015
Total Capital (to Risk Weighted Assets)	$82,144	15.5%	$42,400	>	8.0%	$53,001	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)	74,215	14.0	31,800	>	6.0	42,400	>	8.0

Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,215	14.0	23,850	>	4.5	34,450	>	6.5

Tier 1 Capital (to Average Assets)	74,215	11.4	26,134	>	4.0	32,668	>	5.0

December 31, 2014
Total Capital (to Risk Weighted Assets)	$81,229	15.4%	$42,273	>	8.0%	$52,841	>	10.0%

Tier 1 Capital (to Risk Weighted Assets)	73,282	13.9	21,136	>	4.0	31,705	>	6.0

Tier 1 Capital (to Average Assets)	73,282	11.3	25,915	>	4.0	32,393	>	5.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;
•	demand for loans and deposits in our market area;
•	our ability to continue to implement our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;
•	our compensation expense associated with equity allocated or awarded to our employees;
•	our ability to redeem the SBLF preferred stock before the dividend rate on the preferred stock increases to 9.0% per annum; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise. For further information, please see “Risk Factors” included in our Prospectus dated May 14, 2015, filed with the Securities and Exchange Commission on May 22, 2015.

Critical Accounting Policies

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2014.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate: We generally do not originate loans with a loan-to-value ratio greater than 80% and do not grant subprime loans. Loans with loan to value ratios greater than 80% require the purchase of private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

Commercial real estate: Loans in this segment are primarily income-producing properties throughout Massachusetts and New Hampshire. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of these loans.

Construction and land development: Loans in this segment primarily include speculative and pre sold real estate development loans for which payment is derived from sale of the property and construction to permanent loans for which payment is derived from cash flows of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial: Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

Consumer: Loans in this segment are generally unsecured and repayment is dependent on the credit quality of the individual borrower.

The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. All troubled debt restructurings are initially classified as impaired.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Income Taxes. We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.

We examine our significant income tax positions annually to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

Balance Sheet Analysis

Assets. Our total assets were $662.4 million at March 31, 2015, an increase of $3.8 million from $658.6 million at December 31, 2014. The increase resulted from an increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $6.9 million, or 71.7%, to $16.4 million at March 31, 2015 from $9.6 million at December 31, 2014. The increase in cash and cash equivalents resulted from increases in deposits and borrowings as well as cash received from the securities portfolio.

Loans. At March 31, 2015, net loans were $493.5 million, or 74.5% of total assets, compared to $494.2 million, or 75.0% of total assets at December 31, 2014. An increase in commercial real estate loans of $14.6 million, or 5.9%, was offset by decreases in construction and land development loans and residential real estate loans. The decrease in construction and land development loans resulted primarily from the completion of the construction phase of projects and subsequent transfer of the loans to commercial real estate loans. Loan production during the quarter ended March 31, 2015 was adversely affected by above average snowfall in our market area. During the year ended December 31, 2014, we discontinued single-family residential real estate lending, with the exception of home equity lines of credit. We believe that new federal regulations governing the origination of single-family residential real estate loans would increase our costs and expand the risks associated with this type of lending beyond the benefits that we could realize from originating these loans. We have instead focused our lending activities on commercial loans.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At March 31, 2015		At December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Residential (1)	$100,913	20.13%	$104,568	20.84%
Commercial (2)	264,316	52.73	249,691	49.76
Construction and land development	35,410	7.07	47,079	9.38
Commercial business loans	98,077	19.57	97,589	19.45
Consumer loans	2,505	0.50	2,863	0.57
	501,221	100.00%	501,790	100.00%
Less:
Deferred loan fees, net	(369)		(383)
Allowance for losses	(7,395)		(7,224)
Total loans	$493,457		$494,183

(1)	Includes home equity loans and lines of credit.
(2)	Includes multi-family real estate loans.

Securities. Our available-for-sale securities portfolio decreased $2.1 million, or 2.8%, to $73.9 million at March 31, 2015 from $76.0 million at December 31, 2014, while our held-to-maturity securities portfolio decreased $121,000 to $45.4 million at March 31, 2015 from $45.6 million at December 31, 2014. Our securities portfolio decreased during the quarter ended March 31, 2015 as we set aside excess cash to fund potential loan growth instead of re-investing the proceeds in investment securities.

Deposits. Total deposits increased $1.3 million, or 0.2%, to $538.2 million at March 31, 2015 from $536.9 million at December 31, 2014. We traditionally experience limited deposit growth in the first and third quarters of a calendar year due to seasonal withdrawals of municipal deposits.

Borrowings. Our borrowings at March 31, 2015 consisted entirely of Federal Home Loan Bank advances. Borrowings increased $2.4 million, or 6.1%, to $41.6 million at March 31, 2015 from $39.2 million at December 31, 2014. We increased short-term borrowings to offset the decrease in municipal deposits, discussed above.

Shareholder’s Equity. Total shareholder’s equity increased $1.3 million, or 1.7%, to $77.1 million at March 31, 2015, from $75.8 million at December 31, 2014. The increase was due primarily to $1.0 million in net income and an increase of $294,000 in accumulated other comprehensive income reflecting an increase in the fair value of available-for-sale securities.

Asset Quality

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Non-accrual loans:
Real estate loans:
Residential	$1,420	$1,564
Commercial	2,822	3,002

Construction and land development	—	—
Commercial business loans	1,286	516
Consumer loans	—	—
Total non-accrual loans	5,528	5,082

Accruing loans past due 90 days or more	—	—

Real estate owned	—	—

Total non-performing assets	$5,528	$5,082

Total loans (1)	$500,852	$501,407
Total assets	$662,412	$658,606
Total non-performing loans to total loans (1)	1.10%	1.01%
Total non-performing assets to total assets	0.83%	0.77%

(1)	Loans are presented before the allowance for loan losses but include deferred fees/costs.

The increase in non-performing assets at March 31, 2015 compared to December 31, 2014 was primarily due to our downgrade of a $955,000 participation interest in a loan originated through the Banc Alliance network.  Although we have continued to receive payments due under the terms of the loan, we classified the loan as doubtful during the quarter ended March 31, 2015 because of deterioration in the borrower’s financial condition and prospects.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Allowance at beginning of period	$7,224	$6,077
Provision for loan losses	278	389
Charge-offs:
Real estate loans:
Residential	—	—
Commercial	—	—
Construction and land development	—	—
Commercial business loans	103	—
Consumer loans	6	14
Total charge-offs	109	14

Recoveries:
Real estate loans:
Residential	—	24
Commercial	—	—
Construction and land development	—	—
Commercial business loans	—	—
Consumer loans	2	1
Total recoveries	2	25

Net charge-offs (recoveries)	107	(11)

Allowance at end of period	$7,395	$6,477

Non-performing loans at end of period	$5,528	$3,604
Total loans outstanding at end of period (1)	$500,852	$461,970
Average loans outstanding during the period (1)	$500,125	$458,502

Allowance to non-performing loans	133.77%	179.72%
Allowance to total loans outstanding at end of the period	1.48%	1.40%
Net charge-offs (recoveries) to average loans outstanding during the period (annualized)	0.09%	(0.01)%

(1)	Loans are presented before the allowance for loan losses but include deferred fees/costs.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

General. Net income increased $89,000, or 9.6%, to $1.0 million for the three months ended March 31, 2015 from $923,000 for the three months ended March 31, 2014. The increase was due to an increase in net interest and dividend income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $503,000, or 9.0%, to $6.1 million for the three months ended March 31, 2015 from $5.6 million for the three months ended March 31, 2014. This was attributable to an increase in interest and fees on loans, which increased $565,000, or 12.1%, to $5.2 million for the three months ended March 31, 2015 from $4.7 million for the three months ended March 31, 2014.

The increase in interest income on loans was due to an increase in average balance of $41.6 million, or 9.1%, to $500.1 million for the three months ended March 31, 2015 from $458.5 million for the three months ended March 31, 2014. This increase was due to our continued success in originating construction and land development loans, commercial real estate loans and commercial business loans. The increase in interest income on loans was also due to an 11 basis point increase in yield, to 4.19% for the three months ended March 31, 2015 from 4.08% for the three months ended March 31, 2014, due to our continued focus on commercial lending.

Interest Expense. Interest expense decreased $29,000, or 5.0%, to $547,000 for the three months ended March 31, 2015 from $576,000 for the three months ended March 31, 2014, caused by a decrease in interest expense on deposits. Interest expense on deposits decreased $28,000, or 6.5%, to $406,000 for the three months ended March 31, 2015 from $434,000 for the three months ended March 31, 2014, as the average rate we paid on interest-bearing deposits decreased four basis points to 0.40% for the three months ended March 31, 2015 from 0.44% for the three months ended March 31, 2014. Our average balance of interest-bearing deposits increased $13.5 million, or 3.4%, to $405.6 million for the three months ended March 31, 2015 from $392.1 million for the three months ended March 31, 2014. The increase resulted from increases in the average balance of all deposit categories, except for money market accounts, which decreased slightly.

Net Interest and Dividend Income. Net interest and dividend income increased $531,000, or 10.6%, to $5.5 million for the three months ended March 31, 2015 from $5.0 million for the three months ended March 31, 2014. Our net interest rate spread increased 18 basis points to 3.38% for the three months ended March 31, 2015 from 3.20% for the three months ended March 31, 2014, while our net interest margin increased 19 basis points to 3.52% for the three months ended March 31, 2015 from 3.33% for the three months ended March 31, 2014. The average yield we earned on interest-earning assets increased 15 basis points to 3.87% while we were able to decrease the average rate we paid on interest-bearing liabilities by three basis points to 0.49%.

Provision for Loan Losses. Our provision for loan losses was $278,000 for the three months ended March 31, 2015 compared to $389,000 for the three months ended March 31, 2014. The provisions recorded resulted in an allowance for loan losses of $7.4 million, or 1.48% of total loans at March 31, 2015, compared to $7.2 million, or 1.44% of total loans at December 31, 2014 and $6.5 million, or 1.40% of total loans at March 31, 2014. The increase in the allowance for loan losses from March 31, 2014 to March 31, 2015 resulted primarily from an increase in our loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income was $824,000 for the three months ended March 31, 2015 and $871,000 for the three months ended March 31, 2014. The decrease was caused primarily by a $31,000 decrease in other service charges and fees, which totaled $381,000 for the three months ended March 31, 2015 and $412,000 for the three months ended March 31, 2014. We recognized $81,000 on sales of securities during the quarter ended March 31, 2015 compared to $96,000 of such gains during the quarter ended March 31, 2014.

Noninterest Expense. Noninterest expense increased $434,000, or 10.3%, to $4.7 million for the three months ended March 31, 2015 from $4.2 million for the three months ended March 31, 2014. Salaries and employee benefits expense increased $324,000, or 12.7%, to $2.9 million for the three months ended March 31, 2015 from $2.5 million for the three months ended March 31, 2014, due primarily to our hiring additional employees to support our loan growth. Professional services expenses increased $64,000, or 41.8%, to $217,000 for the three months ended March 31, 2015 from $153,000 for the three months ended March 31, 2014 due to increased management training and development of our sales team. Noninterest expense during the quarter ended March 31, 2015 was also adversely affected by above average snowfall in our market area during the quarter.

Income Tax Provision. We recorded a provision for income taxes of $394,000 for the three months ended March 31, 2015, reflecting an effective tax rate of 28.0%, compared to $322,000, or 25.9%, for the three months ended March 31, 2014. The changes in the income tax provision were primarily due to changes in the components of pre-tax income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly review the need to adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $16.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $73.9 million at March 31, 2015.

At March 31, 2015, we had the ability to borrow a total of $191.9 million from the Federal Home Loan Bank of Boston. On that date, we had $41.6 million in advances outstanding. At March 31, 2015, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $102.2 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At March 31, 2015 and December 31, 2014 we had $16.1 million and $9.1 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2015 and December 31, 2014, we had $106.6 million and $115.4 million in unadvanced funds to borrowers, respectively. We also had $3.6 million in outstanding letters of credit at March 31, 2015 and December 31, 2014.

Certificates of deposit due within one year of March 31, 2015 totaled $41.6 million, or 7.7% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at March 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2015, we originated $14.7 million of loans, all of which were intended to be held in our portfolio, and we purchased $287,000 of securities. During the three months ended March 31, 2014, we originated $32.4 million of loans, including $32.3 million of loans to be held in our portfolio, and we purchased $447,000 of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $1.3 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances reflected a net increase of $2.4 million and $7.0 million during the three months ended March 31, 2015 and 2014, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At March 31, 2015, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

We paid $44,000 in dividends on our SBLF preferred stock during the quarter ended March 31, 2015. The per annum dividend rate on the SBLF preferred stock is currently 1.00%, but during the first quarter of 2016, the per annum dividend rate will increase to a fixed rate of 9.0% if any SBLF preferred stock remains outstanding at that time. Assuming the increased dividend rate of 9.0% per annum and assuming no redemption our annual dividends payable would increase to $1.5 million, which could have a negative effect on our liquidity and capital resources, including reducing our net income available to holders of our common stock and our earnings per share. We intend to redeem at least 50% with the proceeds of the sale of common stock.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity will be adversely affected following the stock offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c) There were no issuer repurchases of securities during the period covered by this Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (1)
3.2	By-Laws of Provident Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: June 29, 2015	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: June 29, 2015	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

