Form 10-Q
period 2015-06-30
Provident Bancorp, Inc.
filed 2015-08-13
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission File No. 001-37504

Provident Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	45-3231576
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5 Market Street, Amesbury, Massachusetts	01913
(Address of Principal Executive Offices)	Zip Code

(978) 834-8555

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

YES ☒ NO☐

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

As of July 28, 2015, there were 9,498,722 shares of the Registrant’s common stock, no par value per share, issued and outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.    Financial Information

Item 1.    Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
(In thousands)	2015	2014
	(unaudited)
Assets
Cash and due from banks	$9,252	$7,533
Interest-bearing demand deposits with other banks	44,370	1,311
Money market mutual funds	187	714
Cash and cash equivalents	53,809	9,558
Investments in available-for-sale securities (at fair value)	70,258	76,032
Investments in held-to-maturity securities (fair values of $46,531 as of June 30, 2015 and $47,435 as of December 31, 2014)	45,317	45,559
Federal Home Loan Bank stock, at cost	3,642	3,642
Loans, net	502,101	494,183
Bank owned life insurance	12,336	12,144
Premises and equipment, net	10,268	10,503
Accrued interest receivable	2,102	2,056
Deferred tax asset, net	3,883	3,632
Other assets	2,535	1,297
Total assets	$706,251	$658,606

Liabilities and Equity
Deposits:
Noninterest-bearing	$149,453	$128,407
Interest-bearing	422,325	408,527
Total deposits	571,778	536,934
Stock subscriptions	32,990	-
Federal Home Loan Bank advances	17,637	39,237
Other liabilities	6,283	6,644
Total liabilities	628,688	582,815
Equity:
Preferred stock; authorized 50,000 shares: senior non-cumulative perpetual, Series A, no par, 17,145 shares issued and outstanding at December 31, 2014 and 2013; liquidation value $1,000 per share	17,145	17,145
Common stock, no par value: 30,000,000 shares authorized; 1,000 shares issued and outstanding	-	-
Additional paid-in capital	275	275
Retained earnings	58,116	55,959
Accumulated other comprehensive income	2,027	2,412
Total equity	77,563	75,791
Total liabilities and equity	$706,251	$658,606

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Interest and dividend income:
Interest and fees on loans	$5,417	$4,895	$10,660	$9,574
Interest and dividends on securities	825	854	1,655	1,744
Interest on interest-bearing deposits	10	2	11	3
Total interest and dividend income	6,252	5,751	12,326	11,321
Interest expense:
Interest on deposits	411	436	817	870
Interest on Federal Home Loan Bank advances	139	144	280	286
Total interest expense	550	580	1,097	1,156
Net interest and dividend income	5,702	5,171	11,229	10,165
Provision for loan losses	193	345	471	734
Net interest and dividend income after provision for loan losses	5,509	4,826	10,758	9,431
Noninterest income:
Service charges on deposit accounts	45	43	83	81
Service charges and fees - other	440	459	821	871
Gain on sales, calls and donated securities, net	21	327	102	424
Other income	353	339	677	664
Total noninterest income	859	1,168	1,683	2,040
Noninterest expense:
Salaries and employee benefits	2,796	2,470	5,665	5,015
Occupancy expense	394	336	787	665
Equipment expense	135	157	268	336
FDIC assessment	96	84	190	170
Data processing	134	123	273	248
Marketing expense	69	60	126	122
Professional fees	228	165	445	318
Other	827	1,045	1,591	1,798
Total noninterest expense	4,679	4,440	9,345	8,672
Income before income tax expense	1,689	1,554	3,096	2,799
Income tax expense	460	180	854	502
Net income	$1,229	$1,374	$2,242	$2,297

Net income attributable to common shareholders	$1,189	$1,374	$2,157	$2,253

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014

Net income	$1,229	$1,374	$2,242	$2,297
Other comprehensive income before tax:
Unrealized (losses) gains on securities:
Change in net unrealized holding gains arising during the period	(1,098)	591	(535)	2,252
Less: Reclassification adjustment for realized gains in net income	(21)	(327)	(102)	(424)
Other comprehensive (loss) income before tax	(1,119)	264	(637)	1,828
Income tax benefit (expense)	440	454	252	(715)
Other comprehensive (loss) income, net of tax	(679)	718	(385)	1,113
Total comprehensive income	$550	$2,092	$1,857	$3,410

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated
		Additional		Other
	Preferred	Paid-in	Retained	Comprehensive
(In thousands)	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2013	$17,145	$275	$51,569	$838	$69,827
Net income	-	-	2,297	-	2,297
Net change in other comprehensive income	-	-	-	1,113	1,113
Preferred stock dividends	-	-	(44)	-	(44)
Balance, June 30, 2014	$17,145	$275	$53,822	$1,951	$73,193

Balance, December 31, 2014	$17,145	$275	$55,959	$2,412	$75,791
Net income	-	-	2,242	-	2,242
Net change in other comprehensive income	-	-	-	(385)	(385)
Preferred stock dividends	-	-	(85)	-	(85)
Balance, June 30, 2015	$17,145	$275	$58,116	$2,027	$77,563

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$2,242	$2,297
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	438	451
Gain on sales, calls and donations of securities, net	(102)	(424)
Change in deferred loan fees, net	(51)	(31)
Provision for loan losses	471	734
Depreciation and amortization	362	398
Increase in accrued interest receivable	(46)	(57)
(Increase) decrease in taxes receivable	(124)	156
Increase in cash surrender value of life insurance	(192)	(188)
Increase in other assets	(1,114)	(291)
Decrease in other liabilities	(361)	(487)
Net cash provided by operating activities	1,523	2,558

Cash flows from investing activities:
Purchases of available-for-sale securities	(871)	(1,156)
Proceeds from sales of available-for-sale securities	237	1,693
Proceeds from pay downs, maturities and calls of available-for-sale securities	5,678	7,236
Purchases of held-to-maturity securities	-	(1,434)
Proceeds from pay downs, maturities and calls of held-to-maturity securities	-	1,281
Redemption of Federal Home Loan Bank Stock	-	281
Loan originations and principal collections, net	(8,348)	(23,080)
Recoveries of loans previously charged off	10	46
Loans purchased	-	(7,706)
Proceeds from sales of foreclosed real estate	-	-
Additions to premises and equipment	(127)	(163)
Net cash used in investing activities	(3,421)	(23,002)

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	36,559	24,151
Net (decrease) increase in time deposits	(1,715)	2,263
Payments made on Federal Home Loan Bank long-term advances	-	(3,351)
Net change in Federal Home Loan Bank short-term advances	(21,600)	5,000
Stock subscriptions received	32,990	-
Preferred stock dividends	(85)	(44)
Net cash provided by financing activities	46,149	28,019

Net increase in cash and cash equivalents	44,251	7,575
Cash and cash equivalents at beginning of year	9,558	15,356
Cash and cash equivalents at end of year	$53,809	$22,931

Supplemental disclosures:
Interest paid	$1,087	$1,149
Income taxes paid	978	346
Loan transferred to foreclosed real estate	-	217

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto that are included in the Company’s Prospectus dated May 14, 2015, as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Provident Bancorp, Inc., its wholly owned subsidiary, The Provident Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation was established to buy, sell, and hold investments for its own account, and 5 Market Street Security Corporation, an inactive corporation, was established to buy, sell, and hold investments for its own account. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)	Corporate Structure

On March 10, 2015, the Board of Directors of the Company adopted a plan of stock issuance (“the Plan”) pursuant to which the Company sold shares of common stock, representing a minority ownership of the estimated pro forma market value of the Company. On July 15, 2015, the Company closed its offering and issued 4,274,425 shares of common stock at $10.00 per share, including 357,152 shares purchased by The Provident Bank Employee Stock Ownership Plan. In addition, the Company issued 5,034,323 shares to Provident Bancorp, the Company’s mutual holding company, and 189,974 shares to The Provident Community Charitable Organization, Inc., a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 9,498,722 shares of common stock are outstanding following the completion of the stock offering.

The direct cost of the Company’s stock offering are being deferred and deducted from the proceeds of the offering. At June 30, 2015, total deferred costs of $800,000 were included in other assets in the consolidated balance sheet.

Upon the completion of the stock offering, a special “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of the Company to be held by persons other than the MHC as of the date of the latest balance sheet contained in the prospectus. Following the completion of the offering, the Company will not be permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.

(3)	Recent Accounting Pronouncements

ASU No. 2014-01 - Investments - Equity Method and Joint Ventures (Topic 323) - "Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)”. The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments were effective for the Company on January 1, 2015. The application of this guidance did not have a material impact on the Company's financial statements.

ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments were effective for the Company on January 1, 2015. The application of this guidance did not have a material impact on the Company's financial statements.

ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments are effective for the Company beginning on January 1, 2016. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

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

ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

ASU No. 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

(4)	Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at June 30, 2015 and December 31, 2014:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

June 30, 2015
U.S. Government and federal agency	$1,994	$70	$-	$2,064
State and municipal	3,376	297	-	3,673
Corporate debt	1,000	98	-	1,098
Asset-backed securities	2,554	-	54	2,500
Government mortgage-backed securities	48,603	732	315	49,020
Trust preferred securities	1,368	85	263	1,190
Marketable equity securities	8,272	2,800	172	10,900
	67,167	4,082	804	70,445
Money market mutual funds included in cash and cash equivalents	(187)	-	-	(187)
Total available-for-sale securities	$66,980	$4,082	$804	$70,258

December 31, 2014
U.S. Government and federal agency	$1,991	$92	$-	$2,083
State and municipal	3,479	422	-	3,901
Corporate debt	1,000	114	-	1,114
Asset-backed securities	2,733	-	87	2,646
Government mortgage-backed securities	54,063	989	199	54,853
Trust preferred securities	1,502	-	380	1,122
Marketable equity securities	8,063	3,048	84	11,027
	72,831	4,665	750	76,746
Money market mutual funds included in cash and cash equivalents	(714)	-	-	(714)
Total available-for-sale securities	$72,117	$4,665	$750	$76,032

The following summarizes the amortized cost of investment securities classified as held-to-maturity and their approximate fair values at June 30, 2015 and December 31, 2014:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

June 30, 2015
State and municipal	$45,317	$1,444	$230	$46,531

December 31, 2014
State and municipal	$45,559	$1,940	$64	$47,435

The scheduled maturities of debt securities were as follows at June 30, 2015:

	Available- for-Sale	Held-to-Maturity
	Fair	Amortized	Fair
(In thousands)	Value	Cost Basis	Value

Due within one year	$134	$90	$90
Due after one year through five years	3,439	2,300	2,355
Due after five years through ten years	620	5,285	5,374
Due after ten years	3,832	37,642	38,712
Government mortgage-backed securities	49,020	-	-
Asset-backed securities	2,500	-	-
	$59,545	$45,317	$46,531

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at June 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2015
Temporarily impaired securities:
State and municipal	$10,877	$159	$1,866	$71	$12,743	$230
Asset-backed securities	-	-	2,500	54	2,500	54
Government mortgage-backed securities	11,985	49	10,104	266	22,089	315
Trust preferred securities	-	-	1,061	263	1,061	263
Marketable equity securities	1,885	143	189	29	2,074	172
Total temporarily impaired securities	$24,747	$351	$15,720	$683	$40,467	$1,034

December 31, 2014
Temporarily impaired securities:
State and municipal	$-	$-	$5,847	$64	$5,847	$64
Asset-backed securities	-	-	2,645	87	2,645	87
Government mortgage-backed securities	2,472	4	12,518	195	14,990	199
Trust preferred securities	26	36	1,096	344	1,122	380
Marketable equity securities	683	80	115	4	798	84
Total temporarily impaired securities	$3,181	$120	$22,221	$694	$25,402	$814

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

Trust preferred securities: Management monitors its pooled-trust preferred securities for possible other-than-temporary-impairment on a quarterly basis. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary-impairment cash flow testing. Critical assumptions that go into the other-than-temporary-impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary-impairment cash flow testing indicated no other-than-temporary-impairment in 2015.

(5) Loans

A summary of loans is as follows:

	At		At
	June 30,		December 31,
	2015		2014
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$258,289	50.64%	$249,691	49.76%
Commercial	105,018	20.59%	97,589	19.45%
Residential real estate	98,380	19.29%	104,568	20.84%
Construction and land development	45,997	9.02%	47,079	9.38%
Consumer	2,318	0.45%	2,863	0.57%
	510,002	100.00%	501,790	100.00%
Allowance for loan losses	(7,569)		(7,224)
Deferred loan fees, net	(332)		(383)
Net loans	$502,101		$494,183

The following tables set forth information regarding the activity of the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,
(In thousands)	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance at March 31, 2014	$2,927	$447	$703	$2,021	$167	$212	$6,477
Charge-offs	(243)	-	-	-	(33)	-	(276)
Recoveries	20	-	-	1	-	-	21
Provision (benefit)	704	36	9	(467)	23	40	345
Balance at June 30, 2014	$3,408	$483	$712	$1,555	$157	$252	$6,567

Balance at March 31, 2015	$3,814	$582	$559	$2,002	$172	$266	$7,395
Charge-offs	-	-	-	-	(27)	-	(27)
Recoveries	-	-	6	1	1	-	8
Provision (benefit)	(304)	339	(24)	105	13	64	193
Balance at June 30, 2015	$3,510	$921	$541	$2,108	$159	$330	$7,569

	For the six months ended June 30,
(In thousands)	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2013	$3,207	$1,331	$725	$363	$206	$245	$6,077
Charge-offs	(243)	-	-	-	(47)	-	(290)
Recoveries	20	-	24	1	1	-	46
Provision (benefit)	424	(848)	(37)	1,191	(3)	7	734
Balance at June 30, 2014	$3,408	$483	$712	$1,555	$157	$252	$6,567

Balance at December 31, 2014	$3,500	$872	$560	$1,751	$184	$357	$7,224
Charge-offs	-	-	-	(103)	(33)	-	(136)
Recoveries	-	-	6	1	3	-	10
Provision (benefit)	10	49	(25)	459	5	(27)	471
Balance at June 30, 2015	$3,510	$921	$541	$2,108	$159	$330	$7,569

The following table sets forth information regarding loan balances by segment at June 30, 2015 and December 31, 2014:

(In thousands)	Commercial Real Estate	Construction and Land Development	Residential Real Estate	Commercial	Consumer	Unallocated	Total
June 30, 2015
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$506	$-	$-	$506
Ending balance:
Collectively evaluated for impairment	3,510	921	541	1,602	159	330	7,063
Total allowance for loan losses ending balance	$3,510	$921	$541	$2,108	$159	$330	$7,569

Loans:
Ending balance:
Individually evaluated for impairment	$3,548	$-	$265	$1,813	$-	$-	$5,626
Ending balance:
Collectively evaluated for impairment	254,741	45,997	98,115	103,205	2,318	-	504,376
Total loans ending balance	$258,289	$45,997	$98,380	$105,018	$2,318	$-	$510,002

December 31, 2014
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$62	$-	$-	$62
Ending balance:
Collectively evaluated for impairment	3,500	872	560	1,689	184	357	7,162
Total allowance for loan losses ending balance	$3,500	$872	$560	$1,751	$184	$357	$7,224

Loans:
Ending balance:
Individually evaluated for impairment	$4,276	$-	$221	$821	$-	$-	$5,318
Ending balance:
Collectively evaluated for impairment	245,415	47,079	104,347	96,768	2,863	-	496,472
Total loans ending balance	$249,691	$47,079	$104,568	$97,589	$2,863	$-	$501,790

The following tables set forth information regarding non-accrual loans and past-due loans by portfolio segment at June 30, 2015 and December 31, 2014:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

June 30, 2015
Residential real estate	$-	$391	$122	$513	$97,867	$98,380	$-	$1,418
Commercial real estate	378	-	361	739	257,550	258,289	-	594
Construction and land development	-	-	-	-	45,997	45,997	-	-
Commercial	507	26	187	720	104,298	105,018	-	1,260
Consumer	-	-	-	-	2,318	2,318	-	-
Total	$885	$417	$670	$1,972	$508,030	$510,002	$-	$3,272

December 31, 2014
Residential real estate	$-	$404	$423	$827	$103,741	$104,568	$-	$1,564
Commercial real estate	110	132	363	605	249,086	249,691	-	3,002
Construction and land development	-	-	-	-	47,079	47,079	-	-
Commercial	149	108	350	607	96,982	97,589	-	516
Consumer	9	-	-	9	2,854	2,863	-	-
Total	$268	$644	$1,136	$2,048	$499,742	$501,790	$-	$5,082

Information about the Company’s impaired loans by portfolio segment was as follows at June 30, 2015 and December 31, 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

June 30, 2015
With no related allowance recorded:
Residential real estate	$265	$265	$-	$247	$6
Commercial real estate	3,548	3,548	-	4,044	68
Construction and land development	-	-	-	-	-
Commercial	724	724	-	561	14
Consumer	-	-	-	-	-
Total impaired with no related allowance	4,537	4,537	-	4,852	88

With an allowance recorded:
Residential real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial	1,089	1,089	506	784	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,089	1,089	506	784	-

Total
Residential real estate	265	265	-	247	6
Commercial real estate	3,548	3,548	-	4,044	68
Construction and land development	-	-	-	-	-
Commercial	1,813	1,813	506	1,345	14
Consumer	-	-	-	-	-
Total impaired loans	$5,626	$5,626	$506	$5,636	$88

December 31, 2014
With no related allowance recorded:
Residential real estate	$221	$221	$-	$368	$24
Commercial real estate	4,276	4,276	-	3,070	161
Construction and land development	-	-	-	-	-
Commercial	506	506	-	370	20
Consumer	-	-	-	-	-
Total impaired with no related allowance	5,003	5,003	-	3,808	205

With an allowance recorded:
Residential real estate	-	-	-	-	-
Commercial real estate	-	-	-	279	-
Construction and land development	-	-	-	-	-
Commercial	315	318	62	328	12
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	315	318	62	607	12

Total
Residential real estate	221	221	-	368	24
Commercial real estate	4,276	4,276	-	3,349	161
Construction and land development	-	-	-	-	-
Commercial	821	824	62	698	32
Consumer	-	-	-	-	-
Total impaired loans	$5,318	$5,321	$62	$4,415	$217

The following summarizes troubled debt restructurings entered into during the six months ended June 30, 2015:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

June 30, 2015
Troubled debt restructurings:
Commercial	4	$1,479	$1,479
Residential real estate	1	48	48
Commercial real estate	2	464	464
	7	$1,991	$1,991

We approved six troubled debt restructures with no specific reserves required based on our analysis of the borrowers’ repayment ability and/or collateral coverage. Of these, two commercial loans to the same borrower were placed on a 13-month interest only period with re-amortization to follow based on the remaining term. One commercial loan and one owner-occupied commercial real estate mortgage to the same borrower were re-amortized over an extended term and maturity to ease up the borrowers’ cash flow.  One investment commercial real estate loan was placed on interest only payments to allow the borrower time to market the property, with principal and interest payments to follow.  Finally, one residential real estate loan was modified to interest only payments and later re-advanced to combine 1st and 2nd mortgage balances and was re-amortized over an extended term and maturity.

We approved one troubled debt restructure that required a specific reserve consisting of a commercial loan that was modified to defer interest payments. We have classified this loan as doubtful and maintain a 50% reserve on the balance of the loan.

The following tables present the Company’s loans by risk rating and portfolio segment at June 30, 2015 and December 31, 2014:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Total

June 30, 2015
Grade:
Pass	$-	$246,138	$41,197	$96,535	$-	$383,870
Special mention	-	10,395	4,800	7,247	-	22,442
Substandard	1,658	1,756	-	294	-	3,708
Doubtful	-	-	-	942	-	942
Not formally rated	96,722	-	-	-	2,318	99,040
Total	$98,380	$258,289	$45,997	$105,018	$2,318	$510,002

December 31, 2014
Grade:
Pass	$-	$236,689	$37,867	$89,269	$-	$363,825
Special mention	-	5,336	9,212	6,498	-	21,046
Substandard	1,374	7,666	-	1,822	-	10,862
Not formally rated	103,194	-	-	-	2,863	106,057
Total	$104,568	$249,691	$47,079	$97,589	$2,863	$501,790

Credit Quality Information

The Company utilizes a seven grade internal loan risk rating system for commercial real estate, construction and land development, and commercial loans as follows:

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

Loans rated 7: Loans in this category are considered uncollectible loss and of such little value that their continuance as loans is not warranted.

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

Maturities of advances from the FHLB ending after June 30, 2015 are summarized as follows:

(In thousands)
2016	$9,112
2017	8,525

Total	$17,637

(7)	Fair Value Measurements

The Company reports certain assets at fair value in accordance with GAAP, which defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes six levels of inputs that may be used to measure fair values:

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

The Company classified its investments in marketable equity securities as Level 1 securities. Such securities are classified as Level 1 securities because fair values are obtained through quoted market prices for identical securities in active exchange markets.

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

June 30, 2015
U.S. Government and federal agency	$2,064	$-	$2,064	$-
State and municipal	3,673	-	3,673	-
Corporate debt	1,098	-	1,098	-
Asset-backed securities	2,500	-	2,500	-
Mortgage-backed securities	49,020	-	49,020	-
Trust preferred securities	1,190	-	-	1,190
Marketable equity securities	10,713	10,713	-	-
Totals	$70,258	$10,713	$58,355	$1,190

December 31, 2014
U.S. Government and federal agency	$2,084	$-	$2,084	$-
State and municipal	3,901	-	3,901	-
Corporate debt	1,114	-	1,114	-
Asset-backed securities	2,645	-	2,645	-
Mortgage-backed securities	54,853	-	54,853	-
Trust preferred securities	1,122	-	-	1,122
Marketable equity securities	10,313	10,313	-	-
Totals	$76,032	$10,313	$64,597	$1,122

The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis for the six-month periods ended June 30, 2015 and 2014.

(In thousands)	Available-for-Sale Securities

Balance beginning January 1, 2015	$1,122
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	183
Paydowns	(115)

Ending balance, June 30, 2015	$1,190

Balance beginning January 1, 2014	$1,392
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	542
Paydowns	(880)

Ending balance, June 30, 2014	$1,054

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

The following summarizes financial instruments measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

June 30, 2015
Impaired loans	$583	$-	$-	$583

December 31, 2014
Impaired loans	$253	$-	$-	$253

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2015
Impaired loans	$583	Real estate appraisals	Discount for dated appraisals	6-10%
December 31, 2014
Impaired loans	$253	Real estate appraisals	Discount for dated appraisals	6-10%

(8)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2015 and December 31, 2014:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2015
Financial assets:
Cash and cash equivalents	$53,809	$53,809	$-	$-	$53,809
Available-for-sale securities	70,258	10,713	58,355	1,190	70,258
Held-to-maturity securities	45,317	-	46,531	-	46,531
Federal Home Loan Bank of Boston stock	3,642	3,642	-	-	3,642
Loans, net	502,101	-	-	509,486	509,486
Accrued interest receivable	2,102	-	2,102	-	2,102
Financial liabilities:
Deposits	571,778	-	-	572,035	572,035
Federal Home Loan Bank advances	17,637	-	18,326	-	18,326

December 31, 2014
Financial assets:
Cash and cash equivalents	$9,558	$9,558	$-	$-	$9,558
Available-for-sale securities	76,032	10,313	64,597	1,122	76,032
Held-to-maturity securities	45,559	-	47,435	-	47,435
Federal Home Loan Bank of Boston stock	3,642	3,642	-	-	3,642
Loans, net	494,183	-	-	501,049	501,049
Accrued interest receivable	2,056	-	2,056	-	2,056
Financial liabilities:
Deposits	536,934	-	-	537,281	537,281
Federal Home Loan Bank advances	39,237	-	40,020	-	40,020

(9)	Regulatory Capital

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that phases in beginning January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends repurchases shares or pay discretionary bonuses.

The new regulations implemented changes to what constitutes regulatory capital. Certain instruments no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 must be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.

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

As of June 30, 2015 and December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The completion of the stock offering has significantly enhanced the Bank’s Regulatory Capital.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2015
Total Capital (to Risk Weighted Assets)	$83,516	15.2%	$44,008	>	8.0%	$55,010	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	75,447	13.7	33,006	>	6.0	44,008	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	75,447	13.7	24,754	>	4.5	35,756	>	6.5
Tier 1 Capital (to Average Assets)	75,447	11.4	26,562	>	4.0	33,202	>	5.0
December 31, 2014
Total Capital (to Risk Weighted Assets)	$81,229	15.4%	$42,273	>	8.0%	$52,841	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	73,282	13.9	21,136	>	4.0	31,705	>	6.0
Tier 1 Capital (to Average Assets)	73,282	11.3	25,915	>	4.0	32,393	>	5.0

Item 2.	Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the un-collectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2014 or for the six months ended June 30, 2015.

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

Balance Sheet Analysis

Assets. Total assets were $706.3 million at June 30, 2015, an increase of $47.7 million from $658.6 million at December 31, 2014. The increase resulted primarily from an increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $44.2 million, or 460.4%, to $53.8 million at June 30, 2015 from $9.6 million at December 31, 2014. The increase in cash and cash equivalents resulted from the receipt of subscription orders pending completion of the stock offering. Following the completion of the offering in July 2015, funds in excess of the amount of shares issued were returned to subscribers. The proceeds of the offering were initially invested in short-term investments.

Loans. At June 30, 2015, net loans were $502.1 million, or 71.1% of total assets, compared to $494.2 million, or 75.0% of total assets at December 31, 2014. An increase in commercial real estate loans of $8.6 million, or 3.4% and an increase in commercial loans of $7.4 million, or 7.6%, was offset by decreases in construction and land development loans and residential real estate loans. The decrease in construction and land development loans resulted primarily from the completion of the construction phase of projects and subsequent transfer of the loans to commercial real estate loans. Loan production during the quarter ended June 30, 2015 was partially affected by an $8 million prepayment of a commercial real estate loan. During the year ended December 31, 2014, we discontinued single-family residential real estate lending, with the exception of home equity lines of credit. We believe that new federal regulations governing the origination of single-family residential real estate loans would increase our costs and expand the risks associated with this type of lending beyond the benefits that we could realize from originating these loans. We have instead focused on commercial lending.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At		At
	June 30,		December 31,
	2015		2014
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$258,289	50.64%	$249,691	49.76%
Commercial	105,018	20.59%	97,589	19.45%
Residential real estate	98,380	19.29%	104,568	20.84%
Construction and land development	45,997	9.02%	47,079	9.38%
Consumer	2,318	0.45%	2,863	0.57%
	510,002	100.00%	501,790	100.00%
Allowance for loan losses	(7,569)		(7,224)
Deferred loan fees, net	(332)		(383)
Net loans	$502,101		$494,183

Securities. Our available-for-sale securities portfolio decreased $5.8 million, or 7.6%, to $70.3 million at June 30, 2015 from $76.0 million at December 31, 2014, while our held-to-maturity securities portfolio decreased $242,000 to $45.3 million at June 30, 2015 from $45.6 million at December 31, 2014. Our securities portfolio decreased during the quarter ended June 30, 2015 as we set aside excess cash to fund potential loan growth instead of re-investing the proceeds in investment securities.

Deposits. Total deposits increased $34.9 million, or 6.5%, to $571.8 million at June 30, 2015 from $536.9 million at December 31, 2014. The increase was attributed to our continued strategy of obtaining deposits. Another factor for the increase in June is our municipal deposits are traditionally, seasonally high in the months of December and June.

Borrowings. Borrowings at June 30, 2015 consisted entirely of Federal Home Loan Bank advances. Borrowings decreased $21.6 million, or 55.1%, to $17.6 million at June 30, 2015 from $39.2 million at December 31, 2014. The decrease in borrowings is as a result of the seasonal highs of municipal deposits.

Shareholders’ Equity. Total shareholders’ equity increased $1.8 million, or 2.4%, to $77.6 million at June 30, 2015, from $75.8 million at December 31, 2014. The increase was due primarily to $2.2 million in net income offset by a decrease of $385,000 in accumulated other comprehensive income reflecting a decrease in the fair value of available-for-sale securities.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
	2015	2014
(In Thousands)
Non-accrual loans:
Real estate loans:
Residential	$1,418	$1,564
Commercial	594	3,002
Construction and land development	-	-
Commercial business loans	1,260	516
Consumer loans	-	-
Total non-accrual loans	3,272	5,082

Accruing loans past due 90 days or more	-	-

Real estate owned	-	-

Total non-performing assets	$3,272	$5,082

Total loans (1)	$509,670	$501,407
Total assets	$706,251	$658,606
Total non-performing to total loans (1)	0.64%	1.01%
Total non-performing assets to total assets	0.46%	0.77%

(1)	Loans are presented before the allowance for loan losses but include deferred fees/costs

The decrease in non-performing assets at June 30, 2015 compared to December 31, 2014 was primarily due to a $2 million restructured loan, having proven the ability to pay the loan and we upgraded the loan to accrual status.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
	2015	2014
(In thousands)
Allowance at beginning of period	$7,224	$6,077
Provision for loan losses	471	734
Charge offs:
Real estate loans:
Residential	-	-
Commercial	-	243
Construction and land development	-	-
Commercial business loans	103	-
Consumer loans	33	47
Total charge-offs	136	290

Recoveries:
Real estate loans:
Residential	6	24
Commercial	-	20
Construction and land development	-	-
Commercial business loans	1	1
Consumer loans	3	1
Total recoveries	10	46

Net charge-offs	126	244

Allowance at end of period	$7,569	$6,567

Non-performing loans at end of period	$3,272	$5,082
Total loans outstanding at end of period (1)	$509,670	$476,100
Average loans outstanding during the period (1)	$500,141	$460,268

Allowance to non-performing loans	231.33%	129.22%
Allowance to total loans outstanding at end of period	1.49%	1.38%
Net charge-offs to average loans outstanding during the period (annualized)	0.05%	0.11%

Results of Operations for the Three Months Ended June 30, 2015 and 2014

General. Net income decreased $144,000, or 10.5%, to $1.2 million for the three months ended June 30, 2015 from $1.4 million for the three months ended June 30, 2014. The decrease was due to a decrease in gains on sales of investments of $306,000, an increase in tax expense of $280,000, and an increase in salaries and employee benefits of $326,000 partially offset by an increase in net interest and dividend income of $532,000.

Interest and Dividend Income. Interest and dividend income increased $502,000, or 8.7%, to $6.3 million for the three months ended June 30, 2015 from $5.8 million for the three months ended June 30, 2014. This was attributable to an increase in interest and fees on loans, which increased $522,000, or 10.7%, to $5.4 million for the three months ended June 30, 2015 from $4.9 million for the three months ended June 30, 2014.

The increase in interest income on loans was due to an increase in average balance of $33.8 million, or 7.2%, to $500.8 million for the three months ended June 30, 2015 from $467.0 million for the three months ended June 30, 2014. This increase was due to our continued success in originating construction and land development loans, commercial real estate loans and commercial business loans. The increase in interest income on loans was also due to a 14 basis point increase in yield, to 4.33% for the three months ended June 30, 2015 from 4.19% for the three months ended June 30, 2014, due to our continued focus on commercial lending.

Interest Expense. Interest expense decreased $30,000, or 5.2%, to $550,000 for the three months ended June 30, 2015 from $580,000 for the three months ended June 30, 2014, primarily caused by a decrease in interest expense on deposits. Interest expense on deposits decreased $25,000, or 5.7%, to $411,000 for the three months ended June 30, 2015 from $436,000 for the three months ended June 30, 2014, as the average rate paid on interest-bearing deposits decreased four basis points to 0.40% for the three months ended June 30, 2015 from 0.44% for the three months ended June 30, 2014. The decrease is primarily the result in the decrease in the average rates of the certificates of deposits. The average balance of interest-bearing deposits increased $11.4 million, or 2.9%, to $407.3 million for the three months ended June 30, 2015 from $396.0 million for the three months ended June 30, 2014. The increase resulted from increases in the average balance of all deposit categories, except for certificates of deposits, which decreased slightly.

Net Interest and Dividend Income. Net interest and dividend income increased $532,000, or 10.3%, to $5.7 million for the three months ended June 30, 2015 from $5.2 million for the three months ended June 30, 2014. Our net interest rate spread increased 16 basis points to 3.45% for the three months ended June 30, 2015 from 3.29% for the three months ended June 30, 2014, while our net interest margin increased 17 basis points to 3.60% for the three months ended June 30, 2015 from 3.43% for the three months ended June 30, 2014. The average yield we earned on interest-earning assets increased 13 basis points to 3.94% while the average rate paid on interest-bearing liabilities decreased by two basis points to 0.50%.

Provision for Loan Losses. The provision for loan losses was $193,000 for the three months ended June 30, 2015 compared to $345,000 for the three months ended June 30, 2014. The provisions recorded resulted in an allowance for loan losses of $7.6 million, or 1.48% of total loans at June 30, 2015, compared to $7.2 million, or 1.44% of total loans at December 31, 2014 and $6.6 million, or 1.38% of total loans at June 30, 2014. The increase in the allowance for loan losses from June 30, 2014 to June 30, 2015 resulted primarily from an increase in our loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income was $859,000 for the three months ended June 30, 2015 and $1.2 million for the three months ended June 30, 2014. The decrease was caused primarily by a $306,000 decrease in gain on sales of securities to $21,000 for the three months ended June 30, 2015 compared to $327,000 in the same period 2014. Included in the gain on sale of securities for the three months ended June 30, 2014 was $228,000 of gains related to the donation of appreciated securities compared to none recognized during the same period 2015.

Noninterest Expense. Noninterest expense increased $239,000, or 5.4%, to $4.7 million for the three months ended June 30, 2015 from $4.4 million for the three months ended June 30, 2014. Salaries and employee benefits expense increased $326,000, or 13.2%, to $2.8 million for the three months ended June 30, 2015 from $2.5 million for the three months ended June 30, 2014, due primarily to our hiring additional employees to support our loan growth. Occupancy expense increased $58,000, or 17.3% to $394,000 for the three months ended June 30, 2015, due primarily to the additional costs for snow removal. Professional services expenses increased $63,000, or 38.2%, to $228,000 for the three months ended June 30, 2015 from $165,000 for the three months ended June 30, 2014 due to increased management training and development of our sales team. Other expense decreased $218,000, or 20.9% to $827,000 for the three months ended June 30, 2015, due primarily to a one-time donation of $250,000 during the three months ended June 30, 2014.

Income Tax Provision. We recorded a provision for income taxes of $460,000 for the three months ended June 30, 2015, reflecting an effective tax rate of 27.0%, compared to $180,000, or 11.6%, for the three months ended June 30, 2014. The change in the effective tax rate for the three months ended June 30, 2014 was due to a one-time benefit on a contribution that generates state tax credits and favorable tax treatment of donating appreciated marketable equity securities. There were no donations made during the quarter ended June 30, 2015 that generated the same tax credits. The changes in the income tax provision were primarily due to changes in the components of pre-tax income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

Average Balance sheet and Related Yields and Rates

The following tables set forth the average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the amount of tax free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$500,807	$5,417	4.33%	$467,021	$4,895	4.19%
Interest-earning deposits	11,800	10	0.34%	730	2	1.10%
Investment securities	117,919	809	2.74%	130,650	834	2.55%
Federal Home Loan Bank stock	3,642	16	1.76%	5,129	20	1.56%
Total interest-earning assets	634,168	6,252	3.94%	603,530	5,751	3.81%
Non-interest earning assets	33,918			34,210

Total assets	$668,086			$637,740

Interest-bearing liabilities:
Savings accounts	$94,747	35	0.15%	$87,772	33	0.15%
Money market accounts	113,267	75	0.26%	111,312	70	0.25%
Now accounts	75,353	29	0.15%	70,923	28	0.16%
Certificates of deposit	123,976	272	0.88%	125,955	305	0.97%
Total interest-bearing deposits	407,343	411	0.40%	395,962	436	0.44%
Federal Home Loan Bank advances	34,741	139	1.60%	48,757	144	1.18%
Total interest-bearing liabilities	442,084	550	0.50%	444,719	580	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	136,732			115,587
Other noninterest-bearing liabilities	11,636			5,148
Total liabilities	590,452			565,454
Total equity	77,634			72,286
Total liabilities and equity	$668,086			$637,740

Net interest income		$5,702			$5,171
Interest rate spread (1)			3.45%			3.29%
Net interest-earning assets (2)	$192,084			$158,811
Net interest margin (3)			3.60%			3.43%
Average interest-earning assets to interest-bearing liabilities	143.45%			135.71%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended June 30, 2015
	Compared to the Three Months Ended June 30, 2014
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$160	$362	$522
Interest-earning deposits	(2)	10	8
Investment securities	60	(85)	(25)
Federal Home Loan Bank Stock	2	(6)	(4)

Total interest-earning assets	220	281	501

Interest-bearing liabilities:
Savings accounts	(1)	3	$2
Money Market Accounts	4	1	5
Now Accounts	(1)	2	1
Certificates of deposit	(28)	(5)	(33)

Total interest-bearing deposits	(26)	1	(25)

Federal Home Loan Bank advances	43	(48)	(5)

Total interest-bearing liabilities	17	(47)	(30)

Change in net interest income	$203	$328	$531

Results of Operations for the Six Months Ended June 30, 2015 and 2014

General. Net income decreased $55,000, or 2.4%, to $2.2 million for the six months ended June 30, 2015 from $2.3 million for the six months ended June 30, 2014. The decrease was due to a decrease in gains on sales of securities of $322,000, an increase in tax expense of $350,000, and an increase in salaries and employee benefits of $650,000 partially offset by an increase in net interest and dividend income of $1.1 million and a decrease in the provision for loan losses of $263,000.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 8.9%, to $12.3 million for the six months ended June 30, 2015 from $11.3 million for the six months ended June 30, 2014. This was attributable to an increase in interest and fees on loans, which increased $1.1 million, or 11.3%, to $10.7 million for the six months ended June 30, 2015 from $9.6 million for the six months ended June 30, 2014.

The increase in interest income on loans was due to an increase in average balance of $39.9 million, or 8.7%, to $500.1 million for the six months ended June 30, 2015 from $460.3 million for the six months ended June 30, 2014. This average balance increase was due to our continued success in originating construction and land development loans, commercial real estate loans and commercial business loans. The increase in interest income on loans was also due to a 10 basis point increase in yield, to 4.26% for the six months ended June 30, 2015 from 4.16% for the six months ended June 30, 2014, due to our continued focus on higher yielding commercial lending.

Interest Expense. Interest expense decreased $59,000, or 5.1%, to $1.1 million for the six months ended June 30, 2015 from $1.2 million for the six months ended June 30, 2014, primarily caused by a decrease in interest expense on deposits. Interest expense on deposits decreased $53,000, or 6.1%, to $817,000 for the six months ended June 30, 2015 from $870,000 for the six months ended June 30, 2014 and the average rate paid on interest-bearing deposits decreased four basis points to 0.40% for the six months ended June 30, 2015 from 0.44% for the six months ended June 30, 2014. The decrease is primarily the result in the decrease in the average rates of the certificates of deposits. The average balance of interest-bearing deposits increased $11.2 million, or 3.0%, to $406.2 million for the six months ended June 30, 2015 from $394.5 million for the six months ended June 30, 2014. The increase resulted from increases in the average balance of all deposit categories, except for certificates of deposits accounts, which decreased slightly.

Net Interest and Dividend Income. Net interest and dividend income increased $1.1 million, or 10.5%, to $11.2 million for the six months ended June 30, 2015 from $10.2 million for the six months ended June 30, 2014. Our net interest rate spread increased 16 basis points to 3.42% for the six months ended June 30, 2015 from 3.26% for the six months ended June 30, 2014, while our net interest margin increased 17 basis points to 3.56% for the six months ended June 30, 2015 from 3.39% for the six months ended June 30, 2014. The average yield earned on interest-earning assets increased 13 basis points to 3.91% while we were able to decrease the average rate paid on interest-bearing liabilities decreased by three basis points to 0.49%.

Provision for Loan Losses. Our provision for loan losses was $471,000 for the six months ended June 30, 2015 compared to $734,000 for the six months ended June 30, 2014. The provisions recorded resulted in an allowance for loan losses of $7.6 million, or 1.48% of total loans at June 30, 2015, compared to $7.2 million, or 1.44% of total loans at December 31, 2014 and $6.6 million, or 1.38% of total loans at June 30, 2014. The increase in the allowance for loan losses from June 30, 2014 to June 30, 2015 resulted primarily from an increase in our loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income was $1.7 million for the six months ended June 30, 2015 and $2.0 million for the six months ended June 30, 2014. The decrease was caused primarily by a $322,000 decrease in gain on sales, calls and donated securities, which totaled $102,000 for the six months ended June 30, 2015 and $424,000 for the six months ended June 30, 2014. For the six months ended June 30, 2014 the Company recognized $228,000 of gains related to the donation of appreciated securities compared to none recognized during the same period 2015.

Noninterest Expense. Noninterest expense increased $673,000, or 7.8%, to $9.3 million for the six months ended June 30, 2015 from $8.7 million for the six months ended June 30, 2014. Salaries and employee benefits expense increased $650,000, or 13.0%, to $5.7 million for the six months ended June 30, 2015 from $5.0 million for the six months ended June 30, 2014, due primarily to our hiring additional employees to support our loan growth. Occupancy expense increased $122,000, or 18.3% to $787,000 for the six months ended June 30, 2015, due primarily to the additional costs for snow removal. Professional services expenses increased $127,000, or 40.0%, to $445,000 for the six months ended June 30, 2015 from $318,000 for the six months ended June 30, 2014 due to increased management training and development of our sales team. Noninterest expense during the quarter ended June 30, 2015 was also adversely affected by above average snowfall in our market area during the quarter. Other expense decreased $207,000, or 11.5% to $1.6 million for the six months ended June 30, 2015, due primarily to a one-time donation of $250,000 during the three months ended June 30, 2014.

Income Tax Provision. We recorded a provision for income taxes of $854,000 for the six months ended June 30, 2015, reflecting an effective tax rate of 27.6%, compared to $502,000, or 17.9%, for the six months ended June 30, 2014. The change in the effective tax rate for the six months ended June 30, 2014 was due to a one-time benefit on a contribution that generated state tax credits and favorable tax treatment of donating appreciated marketable equity securities. The changes in the income tax provision were primarily due to changes in the components of pre-tax income. The effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

Average Balance sheet and Related Yields and Rates

The following tables set forth the average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the amount of tax free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Six Months Ended June 30,
	2015			2014
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$500,141	$10,660	4.26%	$460,268	$9,574	4.16%
Interest-earning deposits	7,061	11	0.31%	2,337	3	0.26%
Investment securities	119,254	1,639	2.75%	131,539	1,704	2.59%
Federal Home Loan Bank Stock	3,642	16	0.88%	5,223	40	1.53%
Total interest-earning assets	630,098	12,326	3.91%	599,367	11,321	3.78%
Non-interest earning assets	32,458			33,550

Total assets	$662,556			$632,917

Interest-bearing liabilities:
Savings accounts	$93,510	68	0.15%	$86,724	64	0.15%
Money Market Accounts	111,010	146	0.26%	109,857	137	0.25%
Now Accounts	77,311	60	0.16%	72,558	57	0.16%
Certificates of deposit	124,406	543	0.87%	125,358	612	0.98%
Total interest-bearing deposits	406,237	817	0.40%	394,497	870	0.44%
Federal Home Loan Bank advances	37,960	280	1.48%	48,858	286	1.17%
Total interest-bearing liabilities	444,197	1,097	0.49%	443,355	1,156	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	132,362			113,096
Other noninterest-bearing liabilities	8,861			5,055
Total liabilities	585,420			561,506
Total equity	77,136			71,411
Total liabilities and equity	$662,556			$632,917

Net interest income		$11,229			$10,165
Interest rate spread (1)			3.42%			3.26%
Net interest-earning assets (2)	$185,901			$156,012
Net interest margin (3)			3.56%			3.39%
Average interest-earning assets to interest-bearing liabilities	141.85%			135.19%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Six Months Ended June 30, 2015
	Compared to the Six Months Ended June 30, 2014
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$241	$845	$1,086
Interest-earning deposits	1	7	8
Investment securities	100	(165)	(65)
Federal Home Loan Bank Stock	(14)	(10)	(24)
Total interest-earning assets	328	677	1,005
Interest-bearing liabilities:
Savings accounts	(1)	5	$4
Money Market Accounts	8	1	9
Now Accounts	(1)	4	3
Certificates of deposit	(64)	(5)	(69)
Total interest-bearing deposits	(58)	5	(53)
Federal Home Loan Bank advances	65	(71)	(6)
Total interest-bearing liabilities	7	(66)	(59)
Change in net interest income	$321	$743	$1,064

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $53.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $70.3 million at June 30, 2015.

At June 30, 2015, we had the ability to borrow a total of $184.6 million from the Federal Home Loan Bank of Boston. On that date, we had $17.6 million in advances outstanding. At June 30, 2015, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $102.4 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At June 30, 2015 and December 31, 2014 we had $12.5 million and $9.1 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2015 and December 31, 2014, we had $161.8 million and $115.4 million in un-advanced funds to borrowers, respectively. We also had $3.6 million in outstanding letters of credit at June 30, 2015 and December 31, 2014.

Certificates of deposit due within one year of June 30, 2015 totaled $57.1 million, or 10.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at June 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2015, we originated $88.4 million of loans, all of which were intended to be held in our portfolio, and we purchased $871,000 of securities. During the six months ended June 30, 2014, we originated $69.3 million of loans, including $69.2 million of loans to be held in our portfolio, and we purchased $1.2 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $34.8 million and $26.4 million for the Six months ended June 30, 2015 and 2014, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances reflected a net decrease of $21.6 million and an increase of $5.0 million during the six months ended June 30, 2015 and 2014, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At June 30, 2015, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

We paid $41,000 in dividends on our SBLF preferred stock during the quarter ended June 30, 2015. The per annum dividend rate on the SBLF preferred stock is currently 1.00%, but during the first quarter of 2016, the per annum dividend rate will increase to a fixed rate of 9.0% if any SBLF preferred stock remains outstanding at that time. Assuming the increased dividend rate of 9.0% per annum and assuming no redemption our annual dividends payable would increase to $1.5 million, which could have a negative effect on our liquidity and capital resources, including reducing our net income available to holders of our common stock and our earnings per share.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	On July 15, 2015, the Company completed the sale of 4,274,425 shares of its common stock, no par value per share, in a minority stock offering, in which the Company also issued 5,034,323 shares to Provident Bancorp and 189,974 shares to a new charitable foundation. As of July 15, 2015, the Company had invested $21.6 million of the net proceeds it received from the sale into the Bank's operations and has retained the remaining amount for general corporate purposes.

The effective date of the Company's registration statement (Commission No. 333-202716) was May 14, 2015. The Company registered for offer and sale shares of common stock, no par value per share, at a sales price of $10.00 per share.

The selling agent who assisted the Company in the sale of its common stock was Sandler O'Neill & Partners, L.P. For their services, Sandler O'Neill & Partners, L.P. received a fee of approximately $500,000.

From the effective date of the registration statement until July 15, 2015, the Company incurred expenses in connection with the offer and sale of the common stock totaling $1.3 million, resulting in net proceeds of $41.4 million.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

From the effective date of the registration statement until July 31, 2015 the Company incurred expenses in connection with the offer and sale of the common stock totaling $1.4 million, resulting in net proceeds to the Company of $41.3 million.

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

101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date:	August 13, 2015	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date:	August 13, 2015	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

