Form 10-Q
period 2015-09-30
Provident Bancorp, Inc.
filed 2015-11-12
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 9,498,722 shares of the Registrant’s common stock, no par value per share, issued and outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
(In thousands)	2015	2014
	(unaudited)
Assets
Cash and due from banks	$9,469	$7,533
Interest-bearing demand deposits with other banks	16,672	1,311
Money market mutual funds	216	714
Cash and cash equivalents	26,357	9,558
Investments in available-for-sale securities (at fair value)	67,042	76,032
Investments in held-to-maturity securities (fair values of $46,778 as of September 30, 2015 and $47,435 as of December 31, 2014)	45,194	45,559
Federal Home Loan Bank stock, at cost	3,642	3,642
Loans, net	521,785	494,183
Bank owned life insurance	15,879	12,144
Premises and equipment, net	10,203	10,503
Accrued interest receivable	2,001	2,056
Deferred tax asset, net	4,053	3,632
Other assets	2,956	1,297
Total assets	$699,112	$658,606

Liabilities and Equity
Deposits:
Noninterest-bearing	$153,324	$128,407
Interest-bearing	404,775	408,527
Total deposits	558,099	536,934
Federal Home Loan Bank advances	17,412	39,237
Other liabilities	6,587	6,644
Total liabilities	582,098	582,815
Shareholders' Equity:
Preferred stock; authorized 50,000 shares: senior non-cumulative perpetual, Series A, no par, 17,145 shares issued and outstanding at September 30, 2015 and December 31, 2014; liquidation value $1,000 per share	17,145	17,145
Common stock, no par value: 30,000,000 and 275,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; 9,498,722 and 275,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	43,128	275
Retained earnings	58,477	55,959
Accumulated other comprehensive income	1,716	2,412
Unearned compensation - ESOP 357,152 and 0 shares at September 30, 2015 and December 31, 2014, respectively	(3,452)	-
Total shareholders' equity	117,014	75,791
Total liabilities and shareholders' equity	$699,112	$658,606

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
		(unaudited)
Interest and dividend income:
Interest and fees on loans	$5,634	$5,051	$16,294	$14,625
Interest and dividends on securities	798	827	2,453	2,571
Interest on interest-bearing deposits	16	1	27	4
Total interest and dividend income	6,448	5,879	18,774	17,200
Interest expense:
Interest on deposits	410	437	1,227	1,307
Interest on Federal Home Loan Bank advances	157	141	437	427
Total interest expense	567	578	1,664	1,734
Net interest and dividend income	5,881	5,301	17,110	15,466
Provision for loan losses	174	187	645	921
Net interest and dividend income after provision for loan losses	5,707	5,114	16,465	14,545
Noninterest income:
Service charges on deposit accounts	105	40	188	121
Service charges and fees - other	468	460	1,289	1,331
Gain on sales, calls and donated securities, net	215	-	317	424
Other income	372	418	1,049	1,082
Total noninterest income	1,160	918	2,843	2,958
Noninterest expense:
Salaries and employee benefits	3,016	2,663	8,681	7,678
Occupancy expense	383	336	1,170	1,001
Equipment expense	132	122	400	458
FDIC assessment	93	86	283	256
Data processing	142	146	415	394
Marketing expense	18	8	144	130
Professional fees	217	151	662	469
Charitable Foundation expense	2,150	-	2,150	-
Other	719	713	2,310	2,511
Total noninterest expense	6,870	4,225	16,215	12,897
(Loss) income before income tax (benefit) expense	(3)	1,807	3,093	4,606
Income tax (benefit) expense	(133)	556	721	1,058
Net income	$130	$1,251	$2,372	$3,548

Income (loss) per share:
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

Weighted Average Shares:
Basic	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014

Net income	$130	$1,251	$2,372	$3,548
Other comprehensive income before tax:
Unrealized (losses) gains on securities:
Change in net unrealized holding (losses) gains arising during the period	(265)	81	(800)	2,333
Less: Reclassification adjustment for realized gains in net income	(215)	-	(317)	(424)
Other comprehensive (loss) income before tax	(480)	81	(1,117)	1,909
Income tax benefit (expense)	169	(6)	421	(721)
Other comprehensive (loss) income, net of tax	(311)	75	(696)	1,188
Total comprehensive (loss) income	$(181)	$1,326	$1,676	$4,736

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Preferred	Paid-in	Retained	Comprehensive	Compensation
(In thousands)	Stock	Stock	Capital	Earnings	Income	ESOP	Total

Balance, December 31, 2013	275,000	$17,145	$275	$51,569	$838	$-	$69,827
Net income	-	-	-	3,548	-	-	3,548
Net change in other comprehensive income	-	-	-	-	1,188	-	1,188
Preferred stock dividends	-	-	-	(129)	-	-	(129)
Balance, September 30, 2014	275,000	$17,145	$275	$54,988	$2,026	$-	$74,434

Balance, December 31, 2014	275,000	$17,145	$275	$55,959	$2,412	$-	$75,791
Net income	-	-	-	2,372	-	-	2,372
Net change in other comprehensive income	-	-	-	-	(696)	-	(696)
Preferred stock dividends	-	-	-	(129)	-	-	(129)
Issuance of 5,034,323 shares to the mutual holding company	5,034,323	-	-	-	-	-	-
Transfer due to stock offering	(275,000)	-	(275)	275	-	-	-
Issuance of 4,274,425 shares in the initial public offering, net of expenses of $1,547	4,274,425	-	41,197	-	-	-	41,197
Issuance and contribution of 189,974 shares to the Provident Community Charitable Organization	189,974	-	1,900	-	-	-	1,900
Purchase of 357,152 shares of common stock by the ESOP	-	-	-	-	-	(3,572)	(3,572)
ESOP shares earned (11,907 shares)	-	-	31	-	-	120	151
Balance, September 30, 2015	9,498,722	$17,145	$43,128	$58,477	$1,716	$(3,452)	$117,014

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$2,372	$3,548
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	660	682
ESOP expense	151	-
Contribution of stock to charitable foundation	1,900	-
Gain on sales, calls and donations of securities, net	(317)	(424)
Change in deferred loan fees, net	(93)	(80)
Provision for loan losses	645	921
Depreciation and amortization	549	578
Increase in accrued interest receivable	55	42
(Increase) decrease in taxes receivable	(879)	211
Increase in cash surrender value of life insurance	(288)	(278)
Increase in other assets	(779)	(638)
(Decrease) increase in other liabilities	(57)	596
Net cash provided by operating activities	3,919	5,158

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,415)	(1,156)
Proceeds from sales of available-for-sale securities	739	1,693
Proceeds from pay downs, maturities and calls of available-for-sale securities	8,570	10,799
Purchases of held-to-maturity securities	-	(1,434)
Proceeds from pay downs, maturities and calls of held-to-maturity securities	-	1,456
Redemption of Federal Home Loan Bank Stock	-	1,676
Loan originations and principal collections, net	(28,174)	(30,334)
Recoveries of loans previously charged off	20	50
Loans purchased	-	(7,706)
Additions to premises and equipment	(249)	(497)
Purchase of bank owned life insurance	(3,447)	-
Net cash used in investing activities	(23,956)	(25,453)

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2015	2014
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	28,927	21,378
Net (decrease) increase in time deposits	(7,762)	3,365
Proceeds from sale of common stock, net	41,197	-
Common stock purchased by ESOP	(3,572)	-
Payments made on Federal Home Loan Bank long-term advances	-	(3,351)
Net change in Federal Home Loan Bank short-term advances	(21,825)	(5,000)
Preferred stock dividends	(129)	(129)
Net cash provided by financing activities	36,836	16,263

Net increase (decrease) in cash and cash equivalents	16,799	(4,032)
Cash and cash equivalents at beginning of year	9,558	15,356
Cash and cash equivalents at end of year	$26,357	$11,324

Supplemental disclosures:
Interest paid	$1,658	$1,692
Income taxes paid	1,600	902

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months period ended September 30, 2015 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto that are included in the Company’s Prospectus dated May 14, 2015, as filed with the Securities and Exchange Commission. The consolidated financial statements include the accounts of Provident Bancorp, Inc., its wholly owned subsidiary, The Provident Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation was established to buy, sell, and hold investments for its own account, and 5 Market Street Security Corporation, an inactive corporation, was established to buy, sell, and hold investments for its own account. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)	Corporate Structure

On March 10, 2015, the Board of Directors of the Company adopted a plan of stock issuance (the “Plan”) pursuant to which the Company sold shares of common stock, representing a minority ownership of the estimated pro forma market value of the Company. On July 15, 2015, the Company closed its offering and issued 4,274,425 shares of common stock to the public at $10.00 per share, including 357,152 shares purchased by The Provident Bank Employee Stock Ownership Plan. In addition, the Company issued 5,034,323 shares to Provident Bancorp Inc., the Company’s mutual holding company, and 189,974 shares to The Provident Community Charitable Organization, Inc., a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 9,498,722 shares of common stock are outstanding following the completion of the stock offering.

Expenses incurred related to the offering were $1.5 million, and have been recorded against offering proceeds.

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

ASU No. 2014-01 — Investments — Equity Method and Joint Ventures (Topic 323) — "Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force)”. The ASU permits an entity to make an accounting policy election to account for its investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportionate amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The decision to apply the proportionate amortization method of accounting should be applied consistently to all qualifying affordable housing project investments. A reporting entity that uses the effective yield or other method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply such method to those preexisting investments. The amendments were effective for the Company on January 1, 2015. The application of this guidance did not have a material impact on the Company's financial statements.

ASU No. 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments were effective for the Company on January 1, 2015. The application of this guidance did not have a material impact on the Company's financial statements.

ASU No. 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) — "Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments are effective for the Company beginning on January 1, 2016. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

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

ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

ASU No. 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.

ASU No. 2015-16, Business Combinations (Topic 805) — “Simplifying the Accounting for Measurement-Period Adjustments”. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

(4)	Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at September 30, 2015 and December 31, 2014:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

September 30, 2015
U.S. Government and federal agency	$1,995	$57	$-	$2,052
State and municipal	3,374	314	-	3,688
Corporate debt	1,000	87	-	1,087
Asset-backed securities	2,366	-	32	2,334
Government mortgage-backed securities	45,800	888	159	46,529
Trust preferred securities	1,368	58	176	1,250
Marketable equity securities	8,558	2,112	352	10,318
	64,461	3,516	719	67,258
Money market mutual funds included in cash and cash equivalents	(216)	-	-	(216)
Total available-for-sale securities	$64,245	$3,516	$719	$67,042

December 31, 2014
U.S. Government and federal agency	$1,992	$92	$-	$2,084
State and municipal	3,479	422	-	3,901
Corporate debt	1,000	114	-	1,114
Asset-backed securities	2,732	-	87	2,645
Government mortgage-backed securities	54,063	989	199	54,853
Trust preferred securities	1,502	-	380	1,122
Marketable equity securities	8,063	3,048	84	11,027
	72,831	4,665	750	76,746
Money market mutual funds included in cash and cash equivalents	(714)	-	-	(714)
Total available-for-sale securities	$72,117	$4,665	$750	$76,032

The following summarizes the amortized cost of investment securities classified as held-to-maturity and their approximate fair values at September 30, 2015 and December 31, 2014:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

September 30, 2015
State and municipal	$45,194	$1,650	$66	$46,778

December 31, 2014
State and municipal	$45,559	$1,940	$64	$47,435

The scheduled maturities of debt securities were as follows at September 30, 2015:

	Available-for- Sale	Held-to-Maturity
	Fair	Amortized	Fair
(In thousands)	Value	Cost Basis	Value

Due within one year	$2,185	$90	$90
Due after one year through five years	1,364	2,650	2,728
Due after five years through ten years	619	5,701	5,852
Due after ten years	3,909	36,753	38,108
Government mortgage-backed securities	46,529	-	-
Asset-backed securities	2,334	-	-
	$56,940	$45,194	$46,778

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at September 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2015
Temporarily impaired securities:
State and municipal	$4,670	$33	$1,457	$33	$6,127	$66
Asset-backed securities	-	-	2,010	32	2,010	32
Government mortgage-backed securities	1,343	3	9,629	156	10,972	159
Trust preferred securities	-	-	1,149	176	1,149	176
Marketable equity securities	1,842	200	452	152	2,294	352
Total temporarily impaired securities	$7,855	$236	$14,697	$549	$22,552	$785

December 31, 2014
Temporarily impaired securities:
State and municipal	$-	$-	$5,847	$64	$5,847	$64
Asset-backed securities	-	-	2,645	87	2,645	87
Government mortgage-backed securities	2,472	4	12,518	195	14,990	199
Trust preferred securities	26	36	1,096	344	1,122	380
Marketable equity securities	683	80	115	4	798	84
Total temporarily impaired securities	$3,181	$120	$22,221	$694	$25,402	$814

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

Trust preferred securities: Management monitors its pooled-trust preferred securities for possible other-than-temporary-impairment on a quarterly basis. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary-impairment cash flow testing. Critical assumptions that go into the other-than-temporary-impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary-impairment cash flow testing indicated no other-than-temporary-impairment as of September 30, 2015.

(5) Loans

A summary of loans is as follows:

	At		At
	September 30,		December 31,
	2015		2014
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$268,522	50.69%	$249,691	49.76%
Commercial	107,298	20.25%	97,589	19.45%
Residential real estate	95,707	18.06%	104,568	20.84%
Construction and land development	56,216	10.61%	47,079	9.38%
Consumer	2,076	0.39%	2,863	0.57%
	529,819	100.00%	501,790	100.00%
Allowance for loan losses	(7,744)		(7,224)
Deferred loan fees, net	(290)		(383)
Net loans	$521,785		$494,183

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,
		Construction
	Commercial	and Land	Residential
(In thousands)	Real Estate	Development	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at June 30, 2015	$3,510	$921	$541	$2,108	$159	$330	$7,569
Charge-offs	-	-	-	8	(16)	-	(8)
Recoveries	-	-	-	8	1	-	9
Provision (benefit)	83	175	(106)	18	(4)	8	174
Balance at September 30, 2015	$3,593	$1,096	$435	$2,142	$140	$338	$7,744

Balance at June 30, 2014	$3,408	$483	$712	$1,555	$157	$252	$6,567
Charge-offs	-	-	(30)	-	(16)	-	(46)
Recoveries	-	-	-	1	3	-	4
Provision (benefit)	237	90	(18)	(15)	25	(132)	187
Balance at September 30, 2014	$3,645	$573	$664	$1,541	$169	$120	$6,712

	For the nine months ended September 30,
		Construction
	Commercial	and Land	Residential
(In thousands)	Real Estate	Development	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2014	$3,500	$872	$560	$1,751	$184	$357	$7,224
Charge-offs	-	-	-	(96)	(49)	-	(145)
Recoveries	-	-	6	9	5	-	20
Provision (benefit)	93	224	(131)	478		(19)	645
Balance at September 30, 2015	$3,593	$1,096	$435	$2,142	$140	$338	$7,744

Balance at December 31, 2013	$3,207	$363	$725	$1,331	$206	$245	$6,077
Charge-offs	(243)	-	(30)	-	(63)	-	(336)
Recoveries	20	2	24	-	4	-	50
Provision (benefit)	661	208	(55)	210	22	(125)	921
Balance at September 30, 2014	$3,645	$573	$664	$1,541	$169	$120	$6,712

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at September 30, 2015 and December 31, 2014:

		Construction
	Commercial	and Land	Residential
(In thousands)	Real Estate	Development	Real Estate	Commercial	Consumer	Unallocated	Total
September 30, 2015
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$494	$-	$-	$494
Ending balance:
Collectively evaluated for impairment	3,593	1,096	435	1,648	140	338	7,250
Total allowance for loan losses ending balance	$3,593	$1,096	$435	$2,142	$140	$338	$7,744

Loans:
Ending balance:
Individually evaluated for impairment	$3,531	$-	$440	$1,772	$-	$-	$5,743
Ending balance:
Collectively evaluated for impairment	264,991	56,216	95,267	105,526	2,076	-	524,076
Total loans ending balance	$268,522	$56,216	$95,707	$107,298	$2,076	$-	$529,819

December 31, 2014
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$62	$-	$-	$62
Ending balance:
Collectively evaluated for impairment	3,500	872	560	1,689	184	357	7,162
Total allowance for loan losses ending balance	$3,500	$872	$560	$1,751	$184	$357	$7,224

Loans:
Ending balance:
Individually evaluated for impairment	$4,276	$-	$221	$821	$-	$-	$5,318
Ending balance:
Collectively evaluated for impairment	245,415	47,079	104,347	96,768	2,863	-	496,472
Total loans ending balance	$249,691	$47,079	$104,568	$97,589	$2,863	$-	$501,790

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at September 30, 2015 and December 31, 2014:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

September 30, 2015
Residential real estate	$-	$243	$-	$243	$95,464	$95,707	$-	$1,301
Commercial real estate	-	-	102	102	268,420	268,522	-	598
Construction and land development	-	-	-	-	56,216	56,216	-	-
Commercial	186	-	176	362	106,936	107,298	-	1,199
Consumer	-	13	-	13	2,063	2,076	-	-
Total	$186	$256	$278	$720	$529,099	$529,819	$-	$3,098

December 31, 2014
Residential real estate	$-	$404	$423	$827	$103,741	$104,568	$-	$1,564
Commercial real estate	110	132	363	605	249,086	249,691	-	3,002
Construction and land development	-	-	-	-	47,079	47,079	-	-
Commercial	149	108	350	607	96,982	97,589	-	516
Consumer	9	-	-	9	2,854	2,863	-	-
Total	$268	$644	$1,136	$2,048	$499,742	$501,790	$-	$5,082

Information about the Company’s impaired loans by portfolio segment was as follows at September 30, 2015 and December 31, 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

September 30, 2015
With no related allowance recorded:
Residential real estate	$440	$440	$-	$295	$18
Commercial real estate	3,531	3,531	-	3,916	87
Construction and land development	-	-	-	-	-
Commercial	711	711	-	599	17
Consumer	-	-	-	-	-
Total impaired with no related allowance	4,682	4,682	-	4,810	122

With an allowance recorded:
Residential real estate	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial	1,061	1,098	494	853	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,061	1,098	494	853	-

Total
Residential real estate	440	440	-	295	18
Commercial real estate	3,531	3,531	-	3,916	87
Construction and land development	-	-	-	-	-
Commercial	1,772	1,809	494	1,452	17
Consumer	-	-	-	-	-
Total impaired loans	$5,743	$5,780	$494	$5,663	$122

December 31, 2014
With no related allowance recorded:
Residential real estate	$221	$221	$-	$368	$24
Commercial real estate	4,276	4,276	-	3,070	161
Construction and land development	-	-	-	-	-
Commercial	506	506	-	370	20
Consumer	-	-	-	-	-
Total impaired with no related allowance	5,003	5,003	-	3,808	205

With an allowance recorded:
Residential real estate	-	-	-	-	-
Commercial real estate	-	-	-	279	-
Construction and land development	-	-	-	-	-
Commercial	315	318	62	328	12
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	315	318	62	607	12

Total
Residential real estate	221	221	-	368	24
Commercial real estate	4,276	4,276	-	3,349	161
Construction and land development	-	-	-	-	-
Commercial	821	824	62	698	32
Consumer	-	-	-	-	-
Total impaired loans	$5,318	$5,321	$62	$4,415	$217

The following summarizes troubled debt restructurings entered into during the nine months ended September 30, 2015:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

September 30, 2015
Troubled debt restructurings:
Commercial	4	$1,479	$1,479
Residential real estate	2	226	226
Commercial real estate	2	464	464
	8	$2,169	$2,169

We approved seven troubled debt restructures with no specific reserves required based on our analysis of the borrowers’ repayment ability and/or collateral coverage. Of these, two commercial loans to the same borrower were placed on a 13-month interest only period with re-amortization to follow based on the remaining term. One commercial loan and one owner-occupied commercial real estate mortgage to the same borrower were re-amortized over an extended term and maturity to ease up the borrowers’ cash flow.  One investment commercial real estate loan was placed on interest only payments to allow the borrower time to market the property, with principal and interest payments to follow.  Finally, two residential real estate mortgages were modified to interest only payments and later were re-amortized over an extended term and maturity.

We approved one troubled debt restructure that required a specific reserve consisting of a commercial loan that was modified to defer principal payments. We have classified this loan as doubtful and maintain a 50% reserve on the balance of the loan.

The following tables present the Company’s loans by risk rating and portfolio segment at September 30, 2015 and December 31, 2014:

			Construction
	Residential	Commercial	and Land
(In thousands)	Real Estate	Real Estate	Development	Commercial	Consumer	Total

September 30, 2015
Grade:
Pass	$-	$257,164	$51,096	$100,485	$-	$408,745
Special mention	-	6,063	5,120	2,732	-	13,915
Substandard	1,596	5,295	-	3,159	-	10,050
Doubtful	-	-	-	922	-	922
Not formally rated	94,111	-	-	-	2,076	96,187
Total	$95,707	$268,522	$56,216	$107,298	$2,076	$529,819

December 31, 2014
Grade:
Pass	$-	$236,689	$37,867	$89,269	$-	$363,825
Special mention	-	5,336	9,212	6,498	-	21,046
Substandard	1,374	7,666	-	1,822	-	10,862
Not formally rated	103,194	-	-	-	2,863	106,057
Total	$104,568	$249,691	$47,079	$97,589	$2,863	$501,790

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

In August of 2015 the Bank modified $3.5 million of its FHLB borrowings and extended the maturity. The Bank incurred a prepayment penalty of $233,000. In accordance with ASC 470-50-40, the prepayment penalty is amortized over the life of the newly modified borrowing.

Maturities of advances from the FHLB ending after September 30, 2015 are summarized as follows:

(In thousands)
2016	$9,112
2017	5,000
2020	3,300
Total	$17,412

(7)	Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

September 30, 2015
U.S. Government and federal agency	$2,052	$-	$2,052	$-
State and municipal	3,688	-	3,688	-
Corporate debt	1,087	-	1,087	-
Asset-backed securities	2,334	-	2,334	-
Mortgage-backed securities	46,529	-	46,529	-
Trust preferred securities	1,250	-	-	1,250
Marketable equity securities	10,102	10,102	-	-
Totals	$67,042	$10,102	$55,690	$1,250

December 31, 2014
U.S. Government and federal agency	$2,084	$-	$2,084	$-
State and municipal	3,901	-	3,901	-
Corporate debt	1,114	-	1,114	-
Asset-backed securities	2,645	-	2,645	-
Mortgage-backed securities	54,853	-	54,853	-
Trust preferred securities	1,122	-	-	1,122
Marketable equity securities	10,313	10,313	-	-
Totals	$76,032	$10,313	$64,597	$1,122

The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis for the nine months periods ended September 30, 2015 and 2014.

(In thousands)	Available-for- Sale Securities

Balance beginning January 1, 2015	$1,122
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	262
Paydowns	(134)
Ending balance, September 30, 2015	$1,250

Balance beginning January 1, 2014	$1,392
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	941
Paydowns	(1,093)
Ending balance, September 30, 2014	$1,240

Fair Values of Financial Instruments Measured on a Nonrecurring Basis

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. However, the Company generally discounts appraisals to arrive at fair value, therefore classifies such loans as Level 3 because the discounts are a significant input that is not observable.

The following summarizes financial instruments measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

September 30, 2015
Impaired loans	$567	$-	$-	$567

December 31, 2014
Impaired loans	$253	$-	$-	$253

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2015
Impaired loans	$567	Real estate appraisals	Discount for dated appraisals	6-10%
December 31, 2014
Impaired loans	$253	Real estate appraisals	Discount for dated appraisals	6-10%

(8)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2015 and December 31, 2014:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2015
Financial assets:
Cash and cash equivalents	$26,357	$26,357	$-	$-	$26,357
Available-for-sale securities	67,042	10,102	55,690	1,250	67,042
Held-to-maturity securities	45,194	-	46,778	-	46,778
Federal Home Loan Bank of Boston stock	3,642	3,642	-	-	3,642
Loans, net	521,785	-	-	530,418	530,418
Accrued interest receivable	2,001	-	2,001	-	2,001
Financial liabilities:
Deposits	558,099	-	-	558,332	558,332
Federal Home Loan Bank advances	17,412	-	17,886	-	17,886

December 31, 2014
Financial assets:
Cash and cash equivalents	$9,558	$9,558	$-	$-	$9,558
Available-for-sale securities	76,032	10,313	64,597	1,122	76,032
Held-to-maturity securities	45,559	-	47,435	-	47,435
Federal Home Loan Bank of Boston stock	3,642	3,642	-	-	3,642
Loans, net	494,183	-	-	501,049	501,049
Accrued interest receivable	2,056	-	2,056	-	2,056
Financial liabilities:
Deposits	536,934	-	-	537,281	537,281
Federal Home Loan Bank advances	39,237	-	40,020	-	40,020

(9)	Regulatory Capital

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

As of September 30, 2015 and December 31, 2014, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The completion of the stock offering has significantly enhanced the Bank’s Regulatory Capital.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2015
Total Capital (to Risk Weighted Assets)	$101,655	18.0%	$44,008	>	8.0%	$55,010	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	93,788	16.6	33,006	>	6.0	44,008	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	93,788	16.6	24,754	>	4.5	35,756	>	6.5
Tier 1 Capital (to Average Assets)	93,788	13.3	26,562	>	4.0	33,202	>	5.0
December 31, 2014
Total Capital (to Risk Weighted Assets)	$81,229	15.4%	$42,273	>	8.0%	$52,841	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	73,282	13.9	21,136	>	4.0	31,705	>	6.0
Tier 1 Capital (to Average Assets)	73,282	11.3	25,915	>	4.0	32,393	>	5.0

(10)	Employee Stock Ownership Plan

As part of the IPO, the Company established an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year through 2029 is 23,810.

September 30, 2015
Shares held by the ESOP include the following:
Allocated	-
Committed to be allocated	11,907
Unallocated	345,245
Total	357,152

The fair value of unallocated shares was approximately $4.3 million at September 30, 2015.

Total compensation expense recognized in connection with the ESOP for the three and nine months ended September 30, 2015 was $151,000.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;
•	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;
•	our ability to continue to implement our business strategies;
•	competition among depository and other financial institutions;
•	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;
•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•	our ability to retain key employees;
•	our compensation expense associated with equity allocated or awarded to our employees;
•	our ability to redeem the Small Business Lending Fund (“SBLF”) preferred stock before the dividend rate on the preferred stock increases to 9.0% per annum; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2014 or for the nine months ended September 30, 2015.

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

Balance Sheet Analysis

Assets. Total assets were $699.1 million at September 30, 2015, an increase of $40.5 million from $658.6 million at December 31, 2014. The increase resulted primarily from an increase in cash and cash equivalents of $16.8 million and an increase in loans of $27.6 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $16.8 million, or 175.8%, to $26.4 million at September 30, 2015 from $9.6 million at December 31, 2014. The increase in cash and cash equivalents primarily resulted from the proceeds from the stock offering offset by increases in loans and bank owned life insurance.

Loans. At September 30, 2015, net loans were $521.8 million, or 74.6% of total assets, compared to $494.2 million, or 75.0% of total assets at December 31, 2014. An increase in commercial real estate loans of $18.8 million, or 7.5%, an increase in commercial loans of $9.7 million, or 9.9%, and an increase in construction and land development loans of $9.1 million, or 19.4%, was partially offset by a decrease in residential real estate loans. During the year ended December 31, 2014, we discontinued single-family residential real estate lending, with the exception of home equity lines of credit. We believe that new federal regulations governing the origination of single-family residential real estate loans would increase our costs and expand the risks associated with this type of lending beyond the benefits that we could realize from originating these loans. We have instead focused on commercial lending.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At		At
	September 30,		December 31,
	2015		2014
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$268,522	50.68%	$249,691	49.76%
Commercial	107,298	20.25%	97,589	19.45%
Residential real estate	95,707	18.06%	104,568	20.84%
Construction and land development	56,216	10.61%	47,079	9.38%
Consumer	2,076	0.39%	2,863	0.57%
	529,819	100.00%	501,790	100.00%
Allowance for loan losses	(7,744)		(7,224)
Deferred loan fees, net	(290)		(383)
Net loans	$521,785		$494,183

Securities. Our available-for-sale securities portfolio decreased $9.0 million, or 11.8%, to $67.0 million at September 30, 2015 from $76.0 million at December 31, 2014, while our held-to-maturity securities portfolio decreased $365,000 to $45.2 million at September 30, 2015 from $45.6 million at December 31, 2014. Our securities portfolio decreased as we have set aside excess cash flows from securities to fund potential loan growth instead of re-investing the proceeds in investment securities.

Deposits. Total deposits increased $21.2 million, or 3.9%, to $558.1 million at September 30, 2015 from $536.9 million at December 31, 2014. The increase is primarily an increase in core deposits of $29.9 million offset by a decrease in time deposits of $8.8 million. The increase was attributed to our continued strategy of obtaining deposits.

Borrowings. Borrowings at September 30, 2015 consisted entirely of Federal Home Loan Bank advances. Borrowings decreased $21.8 million, or 55.6%, to $17.4 million at September 30, 2015 from $39.2 million at December 31, 2014. The decrease in borrowings is as a result of the funds received from our stock offering.

Shareholders’ Equity. Total shareholders’ equity increased $41.2 million, or 54.4%, to $117.0 million at September 30, 2015, from $75.8 million at December 31, 2014. The increase was due primarily to $41.2 million in funds received from the stock offering.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
	2015	2014
(In Thousands)
Non-accrual loans:
Real estate loans:
Residential	$1,301	$1,564
Commercial	598	1,773
Construction and land development	-	-
Commercial business loans	1,199	516
Consumer loans	-	-
Total non-accrual loans	3,098	3,853

Accruing loans past due 90 days or more	-	-

Real estate owned	-	-

Total non-performing assets	$3,098	$3,853

Total loans (1)	$529,529	$501,407
Total assets	$699,112	$658,606
Total non-performing loans to total loans (1)	0.59%	0.77%
Total non-performing assets to total assets	0.44%	0.59%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

The decrease in non-performing assets at September 30, 2015 compared to December 31, 2014 was primarily due to a $2 million restructured loan, having proven the ability to pay the loan that was we upgraded to accrual status.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
(In thousands)
Allowance at beginning of period	$7,224	$6,077
Provision for loan losses	645	921
Charge offs:
Real estate loans:
Residential	-	30
Commercial	-	243
Construction and land development	-	-
Commercial business loans	96	-
Consumer loans	49	63
Total charge-offs	145	336

Recoveries:
Real estate loans:
Residential	6	24
Commercial	-	20
Construction and land development	-	-
Commercial business loans	9	2
Consumer loans	5	4
Total recoveries	20	50

Net charge-offs	125	286

Allowance at end of period	$7,744	$6,712

Non-performing loans at end of period	$3,098	$3,853
Total loans outstanding at end of period (1)	$529,529	$483,573
Average loans outstanding during the period (1)	$507,642	$465,914

Allowance to non-performing loans	249.97%	174.20%
Allowance to total loans outstanding at end of period	1.46%	1.39%
Net charge-offs to average loans outstanding during the period (annualized)	0.03%	0.08%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended September 30, 2015 and 2014

General. Net income decreased $1.1 million, or 89.6%, to $130,000 for the three months ended September 30, 2015 from $1.3 million for the three months ended September 30, 2014. The decrease was related to the $2.2 million funding of the Bank’s new charitable foundation ($1.4 million net of tax) and an increase in salaries and employee benefits of $353,000, partially offset by gains on sales of investments of $215,000 and increased net interest income of $767,000.

Interest and Dividend Income. Interest and dividend income increased $569,000, or 9.7%, to $6.4 million for the three months ended September 30, 2015 from $5.9 million for the three months ended September 30, 2014. This was attributable to an increase in interest and fees on loans, which increased $583,000, or 11.5%, to $5.6 million for the three months ended September 30, 2015 from $5.1 million for the three months ended September 30, 2014.

The increase in interest income on loans was due to an increase in average balance of $45.4 million, or 9.5%, to $522.4 million for the three months ended September 30, 2015 from $477.0 million for the three months ended September 30, 2014. The increase in interest income on loans was also due to a seven basis point increase in yield, to 4.31% for the three months ended September 30, 2015 from 4.24% for the three months ended September 30, 2014, due to our continued focus on higher yielding commercial lending.

Interest Expense. Interest expense decreased $11,000, or 1.9%, to $567,000 for the three months ended September 30, 2015 from $578,000 for the three months ended September 30, 2014, primarily caused by a decrease in interest expense on deposits. Interest expense on deposits decreased $27,000, or 6.2%, to $410,000 for the three months ended September 30, 2015 from $437,000 for the three months ended September 30, 2014, as the average rate paid on interest-bearing deposits decreased three basis points to 0.40% for the three months ended September 30, 2015 from 0.43% for the three months ended September 30, 2014. The decrease in the average rate is primarily the result in the decrease in the average rates paid on the certificates of deposits. The average balance of interest-bearing deposits increased $6.9 million, or 1.7%, to $411.1 million for the three months ended September 30, 2015 from $404.2 million for the three months ended September 30, 2014. The increase resulted from increases in the average balance of all deposit categories, except higher cost certificates of deposits, which declined $6.6 million or 5.2%.

Net Interest and Dividend Income. Net interest and dividend income increased $580,000, or 10.9%, to $5.9 million for the three months ended September 30, 2015 from $5.3 million for the three months ended September 30, 2014. Our net interest rate spread increased 1 basis point to 3.34% for the three months ended September 30, 2015 from 3.33% for the three months ended September 30, 2014, while our net interest margin increased five basis points to 3.53% for the three months ended September 30, 2015 from 3.48% for the three months ended September 30, 2014. The average yield we earned on interest-earning assets increased one basis point to 3.87% while the average rate paid on interest-bearing liabilities remained the same at 0.53%.

Provision for Loan Losses. The provision for loan losses was $174,000 for the three months ended September 30, 2015 compared to $187,000 for the three months ended September 30, 2014. The provisions recorded resulted in an allowance for loan losses of $7.7 million, or 1.46% of total loans at September 30, 2015, compared to $7.2 million, or 1.44% of total loans at December 31, 2014 and $6.7 million, or 1.39% of total loans at September 30, 2014. The increase in the allowance for loan losses from September 30, 2014 to September 30, 2015 resulted primarily from an increase in our loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income was $1.2 million for the three months ended September 30, 2015 and $918,000 for the three months ended September 30, 2014. The increase was caused primarily by a $215,000 increase in gain on sales of securities of $215,000 for the three months ended September 30, 2015 compared to no gains in the same period of 2014.

Noninterest Expense. Noninterest expense increased $2.6 million, or 62.6%, to $6.9 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014. The largest increase was related to the $2.2 million funding of the Bank’s new charitable foundation. Salaries and employee benefits expense increased $353,000, or 13.3%, to $3.0 million for the three months ended September 30, 2015 from $2.7 million for the three months ended September 30, 2014, due primarily to our hiring additional employees to support our loan growth. Occupancy expense increased $47,000, or 14.0% to $383,000 for the three months ended September 30, 2015, due primarily to the additional costs for branch maintenance and updates. Professional services expenses increased $66,000, or 43.7%, to $217,000 for the three months ended September 30, 2015 from $151,000 for the three months ended September 30, 2014 due to increased management training and legal fees.

Income Tax Provision. We recorded a benefit for income taxes of $133,000 for the three months ended September 30, 2015 compared to a provision of $556,000 for the three months ended September 30, 2014. The benefit recognized during the 2015 quarter resulted primarily to the tax benefit recognized for the $2.2 million donation to the charitable foundation. The changes in the income tax provision were primarily due to changes in the components of pre-tax income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

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

	For the Three Months Ended September 30,
	2015			2014
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$522,404	$5,634	4.31%	$477,012	$5,051	4.24%
Interest-earning deposits	25,828	16	0.25%	1,557	1	0.26%
Investment securities	114,450	769	2.69%	127,121	808	2.54%
Federal Home Loan Bank stock	3,642	29	3.19%	4,097	19	1.86%
Total interest-earning assets	666,324	6,448	3.87%	609,787	5,879	3.86%
Non-interest earning assets	36,377			33,411

Total assets	$702,701			$643,198

Interest-bearing liabilities:
Savings accounts	$95,218	35	0.15%	$87,618	33	0.15%
Money market accounts	112,993	76	0.27%	111,697	72	0.26%
Now accounts	83,418	32	0.15%	78,845	32	0.16%
Certificates of deposit	119,457	267	0.89%	126,044	300	0.95%
Total interest-bearing deposits	411,086	410	0.40%	404,204	437	0.43%
Federal Home Loan Bank advances	17,560	157	3.58%	35,786	141	1.58%
Total interest-bearing liabilities	428,646	567	0.53%	439,990	578	0.53%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	151,094			123,505
Other noninterest-bearing liabilities	18,003			5,775
Total liabilities	597,743			569,270
Total equity	104,958			73,928
Total liabilities and equity	$702,701			$643,198

Net interest income		$5,881			$5,301
Interest rate spread (1)			3.34%			3.33%
Net interest-earning assets (2)	$237,678			$169,797
Net interest margin (3)			3.53%			3.48%
Average interest-earning assets to interest-bearing liabilities	155.45%			138.59%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Three Months Ended September 30, 2015
	Compared to the Three Months Ended September 30, 2014
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$94	$489	$583
Interest-earning deposits	-	15	15
Investment securities	44	(83)	(39)
Federal Home Loan Bank Stock	12	(2)	10

Total interest-earning assets	151	418	569

Interest-bearing liabilities:
Savings accounts	(1)	3	$2
Money Market Accounts	3	1	4
Now Accounts	(2)	2	-
Certificates of deposit	(19)	(14)	(33)

Total interest-bearing deposits	(18)	(9)	(27)

Federal Home Loan Bank advances	114	(98)	16

Total interest-bearing liabilities	95	(106)	(11)

Change in net interest income	$55	$525	$580

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

General. Net income decreased $1.2 million, or 33.1%, to $2.4 million for the nine months ended September 30, 2015 from $3.5 million for the nine months ended September 30, 2014. The decrease was related to the $2.2 million funding of the Bank’s new charitable foundation ($1.4 million net of tax), and an increase in salaries and employee benefits of $1.0 million. The increased expenses were partially offset by an increase in interest and dividend income of $1.6 million.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 9.2%, to $18.8 million for the nine months ended September 30, 2015 from $17.2 million for the nine months ended September 30, 2014. This was attributable to an increase in interest and fees on loans, which increased $1.7 million, or 11.4%, to $16.3 million for the nine months ended September 30, 2015 from $14.6 million for the nine months ended September 30, 2014.

The increase in interest income on loans was due to an increase in average balance of $41.7 million, or 9.0%, to $507.6 million for the nine months ended September 30, 2015 from $465.9 million for the nine months ended September 30, 2014. The increase in interest income on loans was also due to a nine basis point increase in yield, to 4.28% for the nine months ended September 30, 2015 from 4.19% for the nine months ended September 30, 2014, due to our continued focus on higher yielding commercial lending.

Interest Expense. Interest expense decreased $70,000, or 4.0%, to $1.6 million for the nine months ended September 30, 2015 from $1.7 million for the nine months ended September 30, 2014, primarily caused by a decrease in interest expense on deposits. Interest expense on deposits decreased $80,000, or 6.1%, to $1.2 million for the nine months ended September 30, 2015 from $1.3 million for the nine months ended September 30, 2014 as the average rate paid on interest-bearing deposits decreased four basis points to 0.40% for the nine months ended September 30, 2015 from 0.44% for the nine months ended September 30, 2014. The decrease in rates paid is primarily the result of a decrease in the average rates paid on the certificates of deposits. The average balance of interest-bearing deposits increased $10.1 million, or 2.5%, to $407.9 million for the nine months ended September 30, 2015 from $397.8 million for the nine months ended September 30, 2014. The increase resulted from increases in the average balance of all deposit categories, except for certificate of deposit accounts, which decreased slightly. Interest expense on borrowings increased $10,000 to $437,000 for the nine months ended September 30, 2015 from $427,000 for the nine months ended September 30, 2014. The average balance of borrowings decreased $13.4 million while the rates paid on borrowings increased 59 basis points.

Net Interest and Dividend Income. Net interest and dividend income increased $1.6 million, or 10.6%, to $17.1 million for the nine months ended September 30, 2015 from $15.5 million for the nine months ended September 30, 2014. Our net interest rate spread increased 11 basis points to 3.39% for the nine months ended September 30, 2015 from 3.28% for the nine months ended September 30, 2014, while our net interest margin increased 13 basis points to 3.55% for the nine months ended September 30, 2015 from 3.42% for the nine months ended September 30, 2014. The average yield earned on interest-earning assets increased 10 basis points to 3.90% while we were able to decrease the average rate paid on interest-bearing liabilities decreased by one basis point to 0.51%.

Provision for Loan Losses. Our provision for loan losses was $645,000 for the nine months ended September 30, 2015 compared to $921,000 for the nine months ended September 30, 2014. The provisions recorded resulted in an allowance for loan losses of $7.7 million, or 1.46% of total loans at September 30, 2015, compared to $7.2 million, or 1.44% of total loans at December 31, 2014 and $6.7 million, or 1.39% of total loans at September 30, 2014. The increase in the allowance for loan losses from September 30, 2014 to September 30, 2015 resulted primarily from an increase in our loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income was $2.8 million for the nine months ended September 30, 2015 and $3.0 million for the nine months ended September 30, 2014. The decrease was caused primarily by a $107,000 decrease in gain on sales, calls and donated securities, which totaled $317,000 for the nine months ended September 30, 2015 and $424,000 for the nine months ended September 30, 2014.

Noninterest Expense. Noninterest expense increased $3.3 million, or 25.7%, to $16.2 million for the nine months ended September 30, 2015 from $12.9 million for the nine months ended September 30, 2014. The largest increase was related to the $2.2 million funding of the Bank’s new charitable foundation. Salaries and employee benefits expense increased $1.0 million, or 13.0%, to $8.7 million for the nine months ended September 30, 2015 from $7.7 million for the nine months ended September 30, 2014, due primarily to our hiring additional employees to support our loan growth. Occupancy expense increased $169,000, or 16.9% to $1.2 million for the nine months ended September 30, 2015, due primarily to the additional costs for snow removal. Professional services expenses increased $193,000, or 41.2%, to $662,000 for the nine months ended September 30, 2015 from $469,000 for the nine months ended September 30, 2014 due to increased management training and development of our sales team. Other expense decreased $201,000, or 8.0% to $2.3 million for the nine months ended September 30, 2015, due primarily to a donation of $250,000 during the nine months ended September 30, 2014.

Income Tax Provision. We recorded a provision for income taxes of $721,000 for the nine months ended September 30, 2015, reflecting an effective tax rate of 23.3%, compared to $1.1 million, or 23.0%, for the nine months ended September 30, 2014. The changes in the income tax provision were primarily due to changes in the components of pre-tax income. The effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

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

	For the Nine Months Ended September 30,
	2015			2014
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$507,642	$16,294	4.28%	$465,914	$14,625	4.19%
Interest-earning deposits	13,386	27	0.27%	2,074	4	0.26%
Investment securities	117,635	2,408	2.73%	130,050	2,513	2.58%
Federal Home Loan Bank Stock	3,642	45	1.65%	4,844	58	1.60%
Total interest-earning assets	642,305	18,774	3.90%	602,882	17,200	3.80%
Non-interest earning assets	33,780			33,499

Total assets	$676,085			$636,381

Interest-bearing liabilities:
Savings accounts	$94,086	103	0.15%	$87,025	97	0.15%
Money Market Accounts	111,679	222	0.27%	110,477	209	0.25%
Now Accounts	79,369	92	0.15%	74,677	88	0.16%
Certificates of deposit	122,738	810	0.88%	125,589	913	0.97%
Total interest-bearing deposits	407,872	1,227	0.40%	397,768	1,307	0.44%
Federal Home Loan Bank advances	31,085	437	1.87%	44,452	427	1.28%
Total interest-bearing liabilities	438,957	1,664	0.51%	442,220	1,734	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	138,675			116,604
Other noninterest-bearing liabilities	11,941			5,298
Total liabilities	589,573			564,122
Total equity	86,512			72,259
Total liabilities and equity	$676,085			$636,381

Net interest income		$17,110			$15,466
Interest rate spread (1)			3.39%			3.28%
Net interest-earning assets (2)	$203,348			$160,662
Net interest margin (3)			3.55%			3.42%
Average interest-earning assets to interest-bearing liabilities	146.33%			136.33%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Nine Months Ended September 30, 2015
	Compared to the Nine Months Ended September 30, 2014
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$336	$1,333	$1,669
Interest-earning deposits	-	23	23
Investment securities	144	(249)	(105)
Federal Home Loan Bank Stock	2	(15)	(13)
Total interest-earning assets	482	1,092	1,574
Interest-bearing liabilities:
Savings accounts	(2)	8	$6
Money Market Accounts	11	2	13
Now Accounts	(1)	5	4
Certificates of deposit	(83)	(20)	(103)
Total interest-bearing deposits	(75)	(5)	(80)
Federal Home Loan Bank advances	162	(152)	10
Total interest-bearing liabilities	87	(157)	(70)
Change in net interest income	$395	$1,249	$1,644

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $26.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $67.0 million at September 30, 2015.

At September 30, 2015, we had the ability to borrow a total of $175.4 million from the Federal Home Loan Bank of Boston. On that date, we had $17.4 million in advances outstanding. At September 30, 2015, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $101.2 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At September 30, 2015 and December 31, 2014 we had $15.7 million and $9.1 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2015 and December 31, 2014, we had $163.9 million and $115.4 million in un-advanced funds to borrowers, respectively. We also had $4.3 million in outstanding letters of credit at September 30, 2015 and December 31, 2014.

Certificates of deposit due within one year of September 30, 2015 totaled $64.2 million, or 11.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at September 30, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2015, we originated $138.5 million of loans, all of which were intended to be held in our portfolio, and we purchased $1.4 million of securities. During the nine months ended September 30, 2014, we originated $112.6 million of loans, including $112.6 million of loans to be held in our portfolio, and we purchased $1.2 million of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $21.2 million and $24.7 million for the nine months ended September 30, 2015 and 2014, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances reflected a net decrease of $21.8 million and a decrease of $8.4 million during the nine months ended September 30, 2015 and 2014, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At September 30, 2015, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

We paid $44,000 in dividends on our SBLF preferred stock during the quarter ended September 30, 2015. The per annum dividend rate on the SBLF preferred stock is currently 1.00%, but during the first quarter of 2016, the per annum dividend rate will increase to a fixed rate of 9.0% if any SBLF preferred stock remains outstanding at that time. Assuming the increased dividend rate of 9.0% per annum and assuming no redemption our annual dividends payable would increase to $1.5 million, which could have a negative effect on our liquidity and capital resources, including reducing our net income available to holders of our common stock and our earnings per share. The Company has begun the application process to redeem its SBLF preferred stock. The anticipated redemption will occur no later than January 2016.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, as well as other factors associated with the stock offering, our return on equity was adversely affected following the stock offering and could continue to be adversely affected in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: November 12, 2015	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: November 12, 2015	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

