Form 10-K
period 2015-12-31
Provident Bancorp, Inc.
filed 2016-03-30
CIK 1635840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
Commission File Number: 001-37504
PROVIDENT BANCORP, INC.
(Exact name of registrant as specified in its charter)
Massachusetts	45-3231576
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)
5 Market Street, Amesbury, Massachusetts	01913
(Address of principal executive offices)	(Zip Code)
(978) 834-8555
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
The NASDAQ Stock Market LLC
(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of July 16, 2015, the first day of trading in the registrant’s common stock, as reported by the Nasdaq Capital Market, was approximately $49 million.
The number of shares outstanding of the registrant’s common stock as of March 22, 2016 was 9,498,722.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

INDEX
Part I
i

PART I
ITEM 1.   BUSINESS
Forward-Looking Statements
This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:
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
Provident Bancorp, Inc.
Provident Bancorp, Inc. (the “Company”) is a Massachusetts corporation that was formed in 2011 by The Provident Bank to be its holding company. The Company’s common stock is quoted on the Nasdaq Capital Market under the symbol “PVBC.” Approximately 53.0% of Provident Bancorp, Inc.’s outstanding shares are owned by Provident Bancorp, a Massachusetts corporation and a mutual holding company. Provident Bancorp, Inc. owns all of The Provident Bank’s capital stock. At December 31, 2015, Provident Bancorp, Inc. had total assets of  $743.4 million, deposits of  $577.2 million and shareholders’ equity of $101.4 million on a consolidated basis.
Provident Bancorp, Inc.’s executive offices are located at 5 Market Street, Amesbury, Massachusetts 01913, and the telephone number is (978) 388-0050. Provident Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks.
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
The Provident Bank
The Provident Bank is a community bank that has served the banking needs of its customers since 1828. We are the tenth oldest financial institution in the United States.
The Provident Bank is a Massachusetts-chartered stock savings bank that operates from its main office and two branch offices in the Northeastern Massachusetts area and four branch offices in Southeastern New Hampshire, and one branch in located in Bedford, New Hampshire. We also have a loan production office in Nashua, New Hampshire. Our primary lending area encompasses Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County, New Hampshire, and Hillsborough County, New Hampshire. We attract deposits from the general public and use those funds to originate primarily loans, primarily commercial real estate, construction and land development and commercial business loans, and to invest in securities. In recent years, we have been successful in growing both deposits and loans. From December 31, 2011 to December 31, 2015, deposits have increased $172.9 million, or 42.8%, and net loans have increased $209.4 million, or 60.6%.
The Provident Bank is subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation.

Our website address is www.theprovidentbank.com. Information on this website is not and should not be considered a part of this annual report.
Available Information
The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
Market Area
Our primary lending area encompasses a broad market that includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County and Hillsborough, New Hampshire.
The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale and retail trade, to finance, technology and medical care. The largest employment sector, however, is health services and education, accounting for 21.08% of businesses in Massachusetts as of December 31, 2015. Based on data from the U.S. Department of Labor, the unemployment rate for Massachusetts was 4.6% in December 2015 compared to 4.9% in December 2014, and 5.0% for the United States as a whole for December 2015. The population in Massachusetts grew 3.23% from 2010 to 2015, while the national population and the population in Essex County, Massachusetts grew 3.47% and 3.82%, respectively, over the same time period. Median household income in Massachusetts was $67,928 for 2015, compared to $53,706 and $69,051 for the nation and Essex County, respectively.
New Hampshire also provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and retail trade, to finance, technology, medical care and the federal and state governments. Based on data from the U.S. Department of Labor, the unemployment rate for New Hampshire was 3.1% in December 2015 compared to 4.0% in December 2014. The population in New Hampshire grew 0.76% from 2010 to 2015, while the population in Hillsborough and Rockingham Counties, New Hampshire grew 0.82% and 1.47%, respectively, over the same time period. Median household income in New Hampshire was $66,776 for 2015, compared to $71,522 and $80,497 for Hillsborough and Rockingham Counties, respectively.
Competition
We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area. Several large holding companies operate banks in our market area. Many of these institutions, such as TD Bank, Bank of America and Citizens Bank, are significantly larger than us and, therefore, have greater resources. Additionally, some of our competitors offer products and services that we do not offer, such as insurance services, trust services, and wealth management. We also face competition for investors’ funds from other financial service companies such as brokerage firms, money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation as of June 30, 2015 (the latest date for which information is available), The Provident Bank had 1.98% of the deposit market share within Essex County, Massachusetts, giving us the 14th largest market share out of 36 financial institutions with offices in that county as of that date and had 3.39% of the deposit market share within Rockingham County, New Hampshire, giving us the 8th largest market share out of 23 financial institutions with offices in that county as of that date . This data excludes deposits held by credit unions.

Our competition for loans comes primarily from financial institutions in our market area. Our experience in recent years is that many financial institutions in our market area, especially community banks that are seeking to significantly expand their commercial loan portfolios and banks located in lower growth regions in New Hampshire and Maine, have been willing to price commercial loans aggressively in order to gain market share.
Lending Activities
Commercial Real Estate Loans.   At December 31, 2015, commercial real estate loans were $285.3 million, or 50.7%, of our total loan portfolio. This amount includes $28.7 million of multi-family residential real estate loans, which we consider a subset of commercial real estate loans, and which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2015, $122.5 million of our commercial real estate portfolio was owner occupied commercial real estate, and $163.0 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $405,000 as of December 31, 2015, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2015, our ten largest commercial real estate loans had an average balance of  $4.5 million.
We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we also participate in commercial real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.
We originate a variety of fixed- and adjustable-rate commercial real estate loans with terms and amortization periods generally up to 20 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 years. We generally include pre-payment penalties on commercial real estate loans we originate. Commercial real estate loan amounts do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects are, by policy, required to have a minimum income to debt service ratio of 1.20x. For commercial real estate loans in excess of  $250,000, we require independent appraisals from an approved appraisers list. For such loans below $250,000, we require internal evaluations but do not require an independent appraisal. We require commercial real estate loan borrowers with loan relationships in excess of  $500,000 to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. Commercial real estate properties may also be subject to annual inspections with pictures to support that appropriate maintenance is being performed by the owner/borrower. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.

The following table provides information with respect to our commercial real estate loans by type at December 31, 2015. The table excludes multi-family residential real estate loans, discussed below.
Type of Loan	Number of Loans	Balance
		(In thousands)
Residential 1 – 4 Non-owner Occupied	164	$23,240
Mixed use	80	41,848
Office	74	31,925
Retail	49	29,576
Industrial/Manufacturing/Warehouse	94	47,125
Gas Stations	28	17,855
Restaurant/Fast Food	36	17,589
Other Commercial Real Estate	85	47,456
Total	610	$256,614

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.
Our largest single commercial real estate loan at December 31, 2015, totaled $6.0 million, was originated in December 2015 and is secured by owner occupied commercial use property. Our next largest commercial real estate loan at December 31, 2015, was for $5.3 million, was originated in October 2013 and is secured by non-owner occupied commercial use property. The third largest commercial real estate loan was for $5.3 million, was originated in September 2008 and is secured by 15 mixed use properties consisting of 37 residential units and 15 commercial units. The collateral securing these loans is all located in our primary lending area. At December 31, 2015, all of these loans were performing in accordance with their terms.
Multi-Family Residential Real Estate Loans.   At December 31, 2015, multi-family real estate loans were $28.7 million, or 5.1%, of our total loan portfolio. We do not focus on the origination of multi-family real estate lending, but we will originate these loans to well-qualified borrowers when opportunities exist that meet our underwriting standards. We currently originate new individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market area. Our multi-family real estate loans are generally secured by properties consisting of five to 15 rental units. The average outstanding loan size in our multi-family real estate portfolio was $378,000 as of December 31, 2015. We generally do not make multi-family real estate loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family residential real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.
We originate a variety of fixed and adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include pre-payment penalties on loans we originate. Multi-family real estate loan amounts do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects are, by policy, required to have a minimum income to debt service ratio of 1.20x. We require multi-family real estate loan borrowers with loan relationships in excess of  $500,000 to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. These properties may also be subject to annual inspections with pictures to support that appropriate maintenance is being performed by the owner/borrower.

If we foreclose on a multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.
Our largest multi-family real estate loan at December 31, 2015 totaled $2.1 million, was originated in September 2003 and is secured by a 13-unit apartment building. At December 31, 2015, this loan was performing in accordance with its terms.
Commercial Business Loans.   We make commercial business loans primarily in our market area to a variety of small and medium sized businesses, including professionals and nonprofit organizations, and, to a lesser extent, sole proprietorships. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2015, commercial business loans were $112.1 million, or 19.9% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.
Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates and rates on Small Business Administration (“SBA”) loans are based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on non-SBA fixed-rate business loans are generally based on a corresponding Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on experienced, growing small- to medium-sized, privately-held companies with local or regional businesses and non-profit entities that operate in our market area.
When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 80% of the value of the collateral securing the loan. All of these loans are secured by assets of the respective borrowers.
A portion of our commercial business loans are guaranteed by the SBA through the SBA 7(a) loan program. The SBA 7(a) loan program supports, through a U.S. Government guarantee, some portion of the traditional commercial loan underwriting that might not be fully covered absent the guarantee. A typical example would be a business acquiring another business, where the value purchased is an enterprise value (as opposed to tangible assets), which results in a collateral shortfall under traditional loan underwriting requirements. In addition, SBA 7(a) loans, through term loans, can provide a good source of permanent working capital for growing companies. The Provident Bank is a Preferred Lender under the SBA’s PLP Program, which allows expedited underwriting and approval of SBA 7(a) Loans.
We joined the BancAlliance network in May 2011. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. As of December 31, 2015, we had $11.6 million of outstanding commercial business loans that were originated through this network. All of these loans are participations in a larger facility agented by capital finance companies. We fully underwrite these loans in accordance with our policies prior to approval. We limited participation in 2015 due to our organic growth in commercial and industrial loans, but may continue participation in the future depending on the terms of the program and market conditions. We expect that the volume of such originations, if any, will be substantially less than we originated through BancAlliance from 2011 through 2014.
Our largest commercial business loan at December 31, 2015 totaled $3.7 million, was originated in 2012 and is secured by 80% of the borrower’s accounts receivable. As of December 31, 2015, the loan is performing as agreed.

Construction and Land Development Loans.   At December 31, 2015, construction and land development loans were $71.5 million, or 12.7% of our total loan portfolio, consisting of  $16.5 million of one- to four-family residential and condominium construction loans, $712,000 of residential land or development loans, and $61.1 million of commercial and multi-family real estate construction loans. At December 31, 2015 $48.2 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.
We primarily make construction loans for commercial development projects, including hotels, condominiums and single family residences, small industrial buildings, retail and office buildings and apartment buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 80% of the appraised market value upon completion of the project. As appropriate to the underwriting, a “discounted cash flow analysis” is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser for construction and land development loans in excess of  $250,000. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.
We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions. While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder to three units. We have attempted to diversify the risk associated with speculative construction lending by doing business with experienced small and mid-sized builders within our market area.
Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes. The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project. Development plans are required from builders prior to making the loan. Our loan officers are required to personally visit the proposed site of the development and the sites of competing developments. We require that builders maintain adequate insurance coverage. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal prime rate plus a margin. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.
Our largest construction and land development loan at December 31, 2015 totaled $6.7 million, was originated in 2014 and is secured by non-owner occupied commercial use property. At December 31, 2015, this loan was performing in accordance with its terms.
One- to Four-Family Residential Loans.   Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2015, one- to four-family residential real estate loans were $92.4 million, or 16.4% of our total loan portfolio, consisting of  $62.9 million of fixed-rate loans and $29.5 million of adjustable-rate loans, respectively. This amount includes $24.6 million of home equity loans and lines of credit, which we consider a subset of one- to four-family residential real estate loans, and which are described below.
We discontinued this type of lending in 2014 to focus on commercial loan originations. Accordingly, we expect our portfolio of one- to four-family residential real estate loans to decrease over time due to normal amortization and repayments. Our one- to four-family residential real estate loans generally do not have prepayment penalties.

We did not offer loans with negative amortization and did not offer interest-only one- to four-family residential real estate loans, although we may provide for interest-only payments with respect to loan modifications. We generally retained one- to four-family residential real estate loans in our portfolio. At December 31, 2015, we were only servicing six loans with an outstanding balance of  $657,000, with all such loans serviced for Fannie Mae.
Home Equity Loans and Lines of Credit.   At December 31, 2015, the outstanding balance owed on home equity loans was $1.9 million, or 0.3% of our total loan portfolio, and the outstanding balance owed on home equity lines of credit amounted to $22.7 million, or 4.0% of our total loan portfolio. We discontinued home equity loan originations in 2014 to focus on commercial loan originations, but we continue to offer home equity lines of credit. Home equity lines of credit have adjustable rates of interest with ten-year draws and terms of 15 years that are indexed to the Prime Rate as published by The Wall Street Journal on the last business day of the month. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan.
The procedures for underwriting home equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.
Consumer Loans.   We offer loans secured by certificate accounts and overdraft lines of credit. At December 31, 2015, consumer loans were $1.9 million, or 0.3% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.
Loan Underwriting Risks
Commercial and Multi-Family Real Estate Loans.   Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.
Construction and Land Development Loans.   Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations. All construction loans for which the builder does not have a binding purchase agreement must be approved by senior loan officers.
Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. A discounted cash flow analysis is utilized for determining the value of any construction project of five or more units. Our ability to continue to originate a significant amount of construction loans is dependent on the strength of the housing market in our market areas.
Land loans secured by improved lots generally involve greater risks than residential mortgage lending because land loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full payment.
Commercial Business Loans.   Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of real estate, accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.
Adjustable-Rate Loans.   While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on residential loans.
Consumer Loans.      Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as motor vehicles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Loan Originations, Purchases and Sales
Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, our website, networking events and referrals from customers as well as our directors, trustees and corporators, business owners, investors, entrepreneurs, builders, realtors, and other professional third parties, including brokers. Loan originations are further supported by lending services offered through our internet website, cross-selling, and employees’ community service.
Historically, we generally originated loans for our portfolio. We occasionally sold residential real estate loans in the secondary market, primarily with servicing retained. At December 31, 2015, we were servicing six residential real estate loans for others, totaling $657,000. In addition, we participate out interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits. At December 31, 2015, we were servicing $9.8 million of commercial real estate loans where we had participated out an interest to local financial institutions. For the years ended December 31, 2015 and 2014, we participated out loan participations of  $6.6 million and $7.1 million, respectively.
We generally do not purchase whole loans, but we will purchase loan participations from other financial institutions or through the BancAlliance program, described above. During the year ended December 31, 2014, we purchased $10.6 million of loan participations. During 2015 there were no loans purchased through BankAlliance or any loans purchased through participations from other financial institutions. As of December 31, 2015, we had $11.6 million of outstanding commercial business loans that were originated through this network.
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by The Provident Bank’s board of directors and management. The Provident Bank’s board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loans to relationships of  $1.0 million and below require approval by certain members of senior management. Loans to relationships greater than $1.0 million up to our internal loans-to-one borrower limitation require approval by management’s Credit Committee consisting of the CEO, CFO, the president and the SVP of Credit. Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by The Provident Bank’s Loan Committee of the board of directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the board of directors monthly.
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2015, our regulatory limit on loans-to-one borrower was $19.1 million. We generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. As of December 31, 2015, this amount was $17.2 million, with loans greater than this amount requiring approval by The Provident Bank’s Loan Committee of the board of directors.
At December 31, 2015, our largest lending relationship consisted of three loans totaling $15.0 million, secured by three existing hotels. This relationship was performing in accordance with its original repayment terms at December 31, 2015. Our second largest lending relationship consisted of five loans totaling $15.0 million, secured by commercial owner occupied real estate and business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2015. Our third largest lending relationship consisted of four loans totaling $14.9 million, secured by commercial investment real estate. This relationship was performing in accordance with its original repayment terms at December 31, 2015. Our fourth largest lending relationship consisted of three loans totaling $14.5 million, secured by a non-owner occupied commercial office building. This relationship was performing in accordance with its original repayment terms at December 31, 2015. Our fifth largest lending relationship consisted of 12 loans totaling $13.7 million, secured by owner occupied commercial real estate and business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2015.
Investment Activities
We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal governments, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2015.

At December 31, 2015, our investment portfolio had a fair value of  $127.5 million, and consisted primarily of U.S. Government Agency mortgage-backed securities, investment-grade marketable equity securities and state and municipal bonds.
Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Executive Committee of the board of directors and management are responsible for implementation of the investment policy and monitoring our investment performance. Our Executive Committee reviews the status of our investment portfolio monthly.
Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporarily-impaired (“OTTI”). OTTI is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2015 or 2014.
Sources of Funds
General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, brokered deposits and certificates of deposit obtained from a national exchange, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposit Accounts.   The substantial majority of our deposits (other than certificates of deposit) are from depositors who reside in our primary market area. However, a significant portion of our brokered certificates of deposits and QwickRate deposits, described below, are from depositors located outside our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area, and we encourage our commercial customers to maintain their deposit relationships with us. At December 31, 2015, our deposits totaled $577.2 million. As of that date, our certificates of deposit included $63.4 million of brokered certificates of deposit and $26.2 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. At December 31, 2015, nearly all of our QwickRate certificates of deposit were in amounts greater than $100,000.
Deposit account terms vary according to the minimum balance required, the time period that funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and services and to periodically offer special rates in order to attract deposits of a specific type or term, although we have not done so in recent periods. We do not price our deposit products to be among the highest rate paying institution in our market area, but instead focus on services to gather deposits.

Borrowings.   We primarily utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2015, we had $127.4 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of  $2.0 million at an interest rate that adjusts daily. On that date, we had $57.4 million in advances outstanding from the Federal Home Loan Bank of Boston. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio.
Personnel
As of December 31, 2015, we had 97 full-time and 18 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.
Subsidiaries
The Provident Bank’s subsidiaries include Provident Security Corporation, which was established to buy, sell, and hold investments for its own account, and 5 Market Street Security Corporation, an inactive corporation, which was established to buy, sell, and hold investments for its own account.
SUPERVISION AND REGULATION
General
The Provident Bank is a Massachusetts-chartered stock savings bank. The Provident Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. The Provident Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the Federal Deposit Insurance Corporation, as its primary deposit insurer. The Provident Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Provident Bank is a member of the Federal Home Loan Bank of Boston.
The regulation and supervision of The Provident Bank establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
Provident Bancorp, Inc. and Provident Bancorp are required to comply with the rules and regulations of the Federal Reserve Board and the Massachusetts Commissioner of Banks. They are required to file certain reports with the Federal Reserve Board and are subject to examination by and the enforcement authority of the Federal Reserve Board and the Massachusetts Commissioner of Banks. Provident Bancorp, Inc. will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The Dodd-Frank Act made extensive changes in the regulation of depository institutions and their holding companies. The Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. On July 21, 2011, the Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and now has the authority to impose new requirements. However, institutions of less than $10 billion in assets, such as The Provident Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their federal prudential regulator, although the Consumer Financial Protection Bureau has back-up authority to examine and enforce consumer protection laws against all institutions, including institutions with less than $10 billion in assets.
In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directed changes in the way that institutions are assessed for deposit insurance, mandated the imposition of tougher consolidated capital requirements on holding companies, required the issuance of regulations requiring originators of securitized loans to retain a percentage of the risk for the transferred loans, imposed regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or still require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for The Provident Bank, Provident Bancorp, Inc. and Provident Bancorp.
Any change in applicable laws or regulations, whether by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Commonwealth of Massachusetts or Congress, could have a material adverse impact on the operations and financial performance of Provident Bancorp, Provident Bancorp, Inc. and The Provident Bank. In addition, Provident Bancorp, Provident Bancorp, Inc. and The Provident Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Provident Bancorp, Provident Bancorp, Inc. and The Provident Bank.
Set forth below is a brief description of material regulatory requirements that are or will be applicable to The Provident Bank, Provident Bancorp, Inc. and Provident Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on The Provident Bank, Provident Bancorp, Inc. and Provident Bancorp.
Massachusetts Banking Laws and Supervision
The Provident Bank, as a Massachusetts savings bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a savings bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.
The Commonwealth of Massachusetts recently adopted a law modernizing the Massachusetts banking law. Where indicated in the following discussion, the new provisions of Massachusetts banking law took effect on April 7, 2015.

The powers that Massachusetts-chartered savings banks can exercise under these laws include, but are not limited to, the following.
Lending Activities.   A Massachusetts-chartered savings bank may make a wide variety of mortgage loans including fixed-rate loans, adjustable-rate loans, variable-rate loans, participation loans, graduated payment loans, construction and development loans, condominium and co-operative loans, second mortgage loans and other types of loans that may be made in accordance with applicable regulations. Commercial loans may be made to corporations and other commercial enterprises with or without security. Consumer and personal loans may also be made with or without security.
Insurance Sales.   Massachusetts savings banks may engage in insurance sales activities if the Massachusetts Commissioner of Banks has approved a plan of operation for insurance activities and the bank obtains a license from the Massachusetts Division of Insurance. A savings bank may be licensed directly or indirectly through an affiliate or a subsidiary corporation established for this purpose. Although The Provident Bank has received approval for insurance sales activities, it does not offer insurance products.
Investment Activities.   In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4.0% of the bank’s deposits. Massachusetts-chartered savings banks may in addition invest an amount equal to 1.0% of their deposits in stocks of Massachusetts corporations or companies with substantial employment in the Commonwealth which have pledged to the Massachusetts Commissioner of Banks that such monies will be used for further development within the Commonwealth. At the present time, The Provident Bank has the authority to invest in equity securities. However, such investment authority is constrained by federal law. See “— Federal Bank Regulation — Investment Activities” for such federal restrictions.
Dividends.   A Massachusetts stock bank may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. A Massachusetts savings bank with outstanding preferred stock may not, without the prior approval of the Commissioner of Banks, declare dividends to the common stock without also declaring dividends to the preferred stock. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Net profits for this purpose means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.
Protection of Personal Information.   Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “— Federal Bank Regulation — Privacy Regulations.” They require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.
Parity Approval.   A Massachusetts bank may, in accordance with Massachusetts law, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. Beginning in April 2015, Massachusetts law provides that a Massachusetts bank may exercise such powers, and engage in such activities by providing 30 days’ advanced written notice to the Massachusetts Commissioner of Banks.
Loans to One Borrower Limitations.   Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations of one borrower to a bank may not exceed 20.0% of the total of the bank’s capital, which is defined under Massachusetts law as the sum of the bank’s capital stock, surplus account and undivided profits.

Loans to a Bank’s Insiders.   The Massachusetts banking laws prohibited any executive officer, director or trustee from borrowing, otherwise becoming indebted, or becoming liable for a loan or other extension of credit by such bank to any other person, except for any of the following loans or extensions of credit: (i) loans or extensions of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied, in whole or in part, by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director or trustee of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit. Massachusetts banking laws also prohibited officers and directors from receiving a preferential interest rate or terms on loans or extensions of credit.
Beginning in April 2015, Massachusetts law provides that a Massachusetts financial institution shall comply with Regulation O of the Federal Reserve Board, which generally requires that extensions of credit to insiders:
•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Massachusetts financial institution’s capital.

Regulatory Enforcement Authority.   Any Massachusetts bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including seizure of the property and business of the bank and suspension or revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in a manner which is unsafe, unsound or contrary to the depositors interests or been negligent in the performance of their duties. In addition, upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. Massachusetts consumer protection and civil rights statutes applicable to The Provident Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.
Depositors Insurance Fund.   All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposits balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.
Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.
Federal Bank Regulation
Capital Requirements.   Federal regulations require Federal Deposit Insurance Corporation-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to average assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Provident Bancorp, Inc. has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
The Federal Deposit Insurance Corporation Improvement Act required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.
Standards for Safety and Soundness.   As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.
Investment Activities.   All state-chartered Federal Deposit Insurance Corporation insured banks, including savings banks, are generally limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law, subject to certain exceptions. For example, state chartered banks may, with Federal Deposit Insurance Corporation approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the Federal Deposit Insurance Corporation’s regulations, or the maximum amount permitted by Massachusetts law, whichever is less.
In addition, the Federal Deposit Insurance Corporation is authorized to permit such a state bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The Federal Deposit Insurance Corporation has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.
Interstate Banking and Branching.   Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.
Prompt Corrective Regulatory Action.   Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2015, The Provident Bank was classified as a “well capitalized” institution.
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
Transaction with Affiliates and Regulation W of the Federal Reserve Regulations.   Transactions between banks and their affiliates are governed by federal law. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank (although subsidiaries of the bank itself, except financial subsidiaries, are generally not considered affiliates). Generally, Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10.0% of such institution’s capital stock and surplus, and with all such transactions with all affiliates to an amount equal to 20.0% of such institution’s capital stock and surplus. Section 23B applies to “covered transactions” as well as to certain other transactions and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from, and issuance of a guarantee to an affiliate, and other similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a bank to an affiliate. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
Enforcement.   The Federal Deposit Insurance Corporation has extensive enforcement authority over insured state savings banks, including The Provident Bank. The enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The Federal Deposit Insurance Corporation is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The Federal Deposit Insurance Corporation may also appoint itself as conservator or receiver for an insured state non-member bank under specified circumstances, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) insufficient capital; or (5) the incurrence of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.
Federal Insurance of Deposit Accounts.   The Provident Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in The Provident Bank are insured up to a maximum of  $250,000 for each separately insured depositor.
The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system,

insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1∕2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has recently exercised that discretion by establishing a long range fund ratio of 2%.
The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of The Provident Bank. Future insurance assessment rates cannot be predicted.
Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.
In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.
Privacy Regulations.   Federal Deposit Insurance Corporation regulations generally require that The Provident Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, The Provident Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Provident Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.
Community Reinvestment Act.   Under the Community Reinvestment Act, or CRA, as implemented by Federal Deposit Insurance Corporation regulations, a non-member bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA does require the Federal Deposit Insurance Corporation, in connection with its examination of a non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to acquire branches and other financial institutions. The CRA requires the Federal Deposit Insurance Corporation to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Provident Bank’s latest Federal Deposit Insurance Corporation CRA rating was “Satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to The Provident Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. Massachusetts law requires the Massachusetts Commissioner of Banks to consider, but not be limited to, a bank’s record of performance under Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, to relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. The Provident Bank’s most recent rating under Massachusetts law was “Satisfactory.”
Consumer Protection and Fair Lending Regulations.   Massachusetts savings banks are subject to a variety of federal and Massachusetts statutes and regulations that are intended to protect consumers and prohibit discrimination in the granting of credit. These statutes and regulations provide for a range of sanctions for non-compliance with their terms, including imposition of administrative fines and remedial orders, and referral to the Attorney General for prosecution of a civil action for actual and punitive damages and injunctive relief. Certain of these statutes authorize private individual and class action lawsuits and the award of actual, statutory and punitive damages and attorneys’ fees for certain types of violations.
USA Patriot Act.   The Provident Bank is subject to the USA PATRIOT Act, which gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act provided measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.
Other Regulations
Interest and other charges collected or contracted for by The Provident Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•
Massachusetts Debt Collection Regulations, establishing standards, by defining unfair or deceptive acts or practices, for the collection of debts from persons within the Commonwealth of Massachusetts and the General Laws of Massachusetts, Chapter 167E, which governs The Provident Bank’s lending powers; and

•
Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of The Provident Bank also are subject to, among others, the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•
General Laws of Massachusetts, Chapter 167D, which governs deposit powers.

Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $110.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $110.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.2 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Provident Bank is in compliance with these requirements.
Federal Home Loan Bank System
The Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Provident Bank was in compliance with this requirement at December 31, 2015. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Provident Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2015, no impairment has been recognized.
At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011, and in 2015 paid dividends equal to an annual yield of 2.33%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by The Provident Bank.
Holding Company Regulation
Provident Bancorp, Inc. and Provident Bancorp are subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Provident Bancorp, Inc. and Provident Bancorp are required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Provident Bancorp, Inc. or Provident Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.
A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.
The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.
Bank holding companies have historically been subject to the Federal Reserve Board’s capital adequacy guidelines (on a consolidated basis), which have been similar to, though less stringent than, those of the Federal Deposit Insurance Corporation for The Provident Bank. The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019. However, legislation enacted in late 2014 required the Federal Reserve Board to expand the threshold for applicability of its “Small Bank Holding Company” exemption from consolidated holding company capital requirements from $500 million in consolidated assets to $1 billion. Regulations doing so were effective in May 2015. Consequently, bank holding companies of under $1 billion in consolidated assets are exempt from the holding company capital requirements unless the Federal Reserve Board determines otherwise in individual cases.
A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.
The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Provident Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.
Under the Federal Deposit Insurance Act, depository institutions are liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the Federal Deposit Insurance Corporation in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default.
The status of Provident Bancorp, Inc. and Provident Bancorp as registered bank holding companies under the Bank Holding Company Act does not exempt them from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Massachusetts Holding Company Regulation.   Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of  “company” under the Bank Holding Company Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks.
Federal Securities Laws
Provident Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission. Provident Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
The registration under the Securities Act of 1933 of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Provident Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Provident Bancorp, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Provident Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Provident Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Provident Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Provident Bancorp, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Provident Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.
An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Provident Bancorp, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Provident Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a public company.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.
Change in Control Regulations
Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company such as Provident Bancorp, Inc. or Provident Bancorp unless the Federal Reserve Board has been given 60 days’ prior written notice and not disapproved the proposed acquisition. The Federal Reserve Board considers several factors in evaluating a notice, including the financial and managerial resources of the acquirer and competitive effects. Control, as defined under the applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Provident Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
In addition, federal regulations provide that no company may acquire control (as defined in the Bank Holding Company Act) of a bank holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “bank company” subject to registration, examination and regulation by the Federal Reserve Board.
TAXATION
Provident Bancorp, Provident Bancorp, Inc. and The Provident Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. Provident Bancorp, Inc. and The Provident Bank are not part of Provident Bancorp’s consolidated tax group since Provident Bancorp owns at least 80% of the common stock of Provident Bancorp, Inc. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Provident Bancorp, Provident Bancorp, Inc. or The Provident Bank.
Federal Taxation
General.   Provident Bancorp reports its income on a calendar year basis using the accrual method of accounting. Provident Bancorp, Inc.’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2011. For its 2015 tax year, The Provident Bank’s maximum federal income tax rate is 34%.
Bad Debt Reserves.   For taxable years beginning before January 1, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. However, those bad debt reserves accumulated prior to 1988 (“Base Year Reserves”) were not required to be recaptured unless the savings institution failed certain tests. The Provident Bank has recaptured all of its Base Year Reserves.
State Taxation
Financial institutions in Massachusetts are required to file combined income tax returns beginning with the year ended December 31, 2009. The Massachusetts excise tax rate for savings banks is currently

9.0% of federal taxable income, adjusted for certain items. Taxable income includes gross income as defined under the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less deductions, but not the credits, allowable under the provisions of the Internal Revenue Code, except for those deductions relating to dividends received and income or franchise taxes imposed by a state or political subdivision. Carryforwards and carrybacks of net operating losses and capital losses are not allowed. Provident Bancorp’s state tax returns, as well as those of its subsidiaries, are not currently under audit.
A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. The Provident Bank’s subsidiary, Provident Security Corporation, which engages in securities transactions on its own behalf, is qualified as a security corporation. As such, it has received security corporation classification by the Massachusetts Department of Revenue; and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.
The New Hampshire Business Profits tax is assessed at the rate of 8.5%. For this purpose, gross business profits generally means federal taxable income subject to certain modifications provided for in New Hampshire law. The New Hampshire Business Enterprise tax is assessed at 0.75% of the total amount of payroll and certain employee benefits expense, interest expense, and dividends paid to shareholders. The New Hampshire Business Enterprise tax is applied as a credit towards the New Hampshire Business Profits tax.
ITEM 1A.   RISK FACTORS
Not applicable, as Provident Bancorp, Inc. is a “Smaller Reporting Company.”
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
At December 31, 2015, we conducted business through our main office and seven branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Hampton, Portsmouth and Seabrook, New Hampshire, as well as one loan production office located in Nashua, New Hampshire. We own four of our offices and lease four of our offices. At December 31, 2015, the total net book value of our land, buildings, furniture, fixtures and equipment was $11.6 million.
ITEM 3.   LEGAL PROCEEDINGS
Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)   Market, Holder and Dividend Information.   Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 22, 2016 was 111. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Provident Bancorp Inc.’s common stock for the periods indicated. The following information with respect to high and low closing prices was provided by the NASDAQ Capital Market. Provident Bancorp, Inc. completed its initial public offering on July 15, 2015, and its stock commenced trading on July 16, 2015. Accordingly, there is no market information prior to July 16, 2015. The Company has not paid any dividends to its stockholders to date.
Year Ended December 31, 2015:	High	Low
Fourth Quarter	$13.49	$12.51
Third Quarter	13.00	11.26
Provident Bancorp, Inc. is subject to state law limitations and federal bank regulatory policy on the payment of dividends. Massachusetts law prohibits distributions to shareholders if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Provident Bancorp, Inc. also will not be permitted to pay dividends on its common stock if its shareholders’ equity would be reduced below the amount of the liquidation account established by Provident Bancorp, Inc. in connection with its stock offering.
If Provident Bancorp, Inc. pays dividends to its shareholders, it will be required to pay dividends to Provident Bancorp. The Federal Reserve Board’s current policy prohibits the waiver of dividends by mutual holding companies that are regulated as bank holding companies (as opposed to savings and loan holding companies). In addition, Massachusetts banking regulations prohibit Provident Bancorp from waiving dividends declared and paid by Provident Bancorp, Inc. unless the Massachusetts Commissioner of Banks does not object to the waiver and provided the waiver is not detrimental to the safe and sound operation of The Provident Bank. Accordingly, we do not currently anticipate that Provident Bancorp will be permitted to waive dividends paid by Provident Bancorp, Inc. Due to these regulatory restrictions described below, we do not currently anticipate paying cash dividends on our common stock.
The Provident Bank is not be permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. The Provident Bank must file an application with the Federal Deposit Insurance Corporation for approval of a capital distribution if the total capital distributions for the applicable calendar year exceed the sum of The Provident Bank’s net income for that year to date plus its retained net income for the preceding two years, or The Provident Bank would not be at least adequately capitalized following the distribution.
In addition, Massachusetts banking law and Federal Deposit Insurance Corporation regulations impose limitations on capital distributions by savings institutions. See “Item 1. Business — Supervision and Regulation — Massachusetts Banking Laws and Supervision — Dividends.”
Any payment of dividends by The Provident Bank to Provident Bancorp, Inc. that would be deemed to be drawn from The Provident Bank’s bad debt reserves established prior to 1988, if any, would require a payment of taxes at the then-current tax rate by The Provident Bank on the amount of earnings deemed to be removed from the pre-1988 bad debt reserves for such distribution. The Provident Bank does not intend to make any distribution that would create such a federal tax liability. For further information concerning additional federal law and regulations regarding the ability of The Provident Bank to make capital distributions, including the payment of dividends to Provident Bancorp, Inc., see “Item 1. Business — Taxation — Federal Taxation” and “— Supervision and Regulation — Dividends.”

(b)   Sales of Unregistered Securities.   Not applicable.
(c)   Use of Proceeds.   Not applicable.
(d)   Securities Authorized for Issuance Under Equity Compensation Plans.   See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
(e)   Stock Repurchases.   There were no shares of Provident Bancorp, Inc. common stock repurchased in the fourth quarter of 2015 and Provident Bancorp, Inc. does not have any authorized stock option programs.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2015 and 2014, and for the years ended December 31, 2015 and 2014, is derived in part from the audited consolidated financial statements that appear in this Annual Report.
SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
	At December 31,
(In thousands)	2015	2014	2013	2012	2011
Financial Condition Data:
Total assets	$743,397	$658,606	$624,659	$576,460	$530,598
Cash and cash equivalents	20,464	9,558	15,356	23,101	24,789
Securities available-for-sale	80,984	76,032	87,647	113,385	109,745
Securities held-to-maturity	44,623	45,559	46,729	34,510	21,621
Federal Home Loan Bank stock, at cost	3,310	3,642	5,318	3,799	4,067
Loans receivable, net(1)	554,929	494,183	439,712	377,118	345,565
Bank-owned life insurance	18,793	12,144	11,764	5,461	5,546
Other real estate owned	—	—	—	—	755
Deferred Tax Asset, net	5,056	3,632	3,754	3,809	3,063
Deposits	577,235	536,684	508,554	451,324	404,308
Advances from Federal Home Loan Bank	57,423	39,237	40,988	49,461	33,602
Securities sold under agreements to repurchase	—	—	—	—	21,264
Series A preferred stock	—	17,145	17,145	17,145	17,145
Total equity(2)	101,406	75,791	69,827	67,060	64,725
	For the Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Operating Data:
Interest and dividend income	$25,452	$23,266	$21,638	$20,829	$21,246
Interest expense	2,174	2,291	2,625	3,714	4,248
Net interest and dividend income	23,278	20,975	19,013	17,115	16,998
Provision for loan losses	805	1,452	1,175	681	458
Net interest and dividend income after provision for loan losses	22,473	19,523	17,838	16,434	16,540
Noninterest income	3,806	3,913	5,143	3,778	6,870
Noninterest expense(3)	21,093	17,421	17,362	16,829	16,629
Income before income taxes	5,186	6,015	5,619	3,383	6,781
Income tax expense	1,363	1,453	1,607	818	2,242
Net income	$3,823	$4,562	$4,012	$2,565	$4,539

(1)
Excludes loans held-for-sale.

(2)
Includes retained earnings and accumulated other comprehensive income/loss.

(3)
Includes the expense related to the funding of the charitable foundation in 2015 for $2.2 million.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
Performance Ratios:
Return on average assets	0.56%	0.71%	0.66%	0.47%	0.91%
Return on average equity	4.07%	6.24%	5.84%	3.83%	8.92%
Interest rate spread(1)	3.41%	3.32%	3.16%	3.06%	3.43%
Net interest margin(2)	3.58%	3.46%	3.31%	3.27%	3.59%
Efficiency ratio(3)	77.88%	70.00%	71.87%	80.55%	69.67%
Average interest-earning assets to average interest-bearing liabilities	148.35%	137.39%	133.59%	130.21%	117.73%
Average equity to average assets	13.71%	11.43%	11.35%	12.15%	10.17%
Average common equity to average assets	11.29%	8.75%	8.18%	9.04%	9.31%
Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only)	17.06%	15.37%	16.61%	17.87%	19.08%
Tier 1 capital to risk weighted assets (bank only)	15.64%	13.87%	15.16%	16.35%	17.50%
Tier 1 capital to average assets (bank only)	13.42%	11.30%	11.08%	11.36%	12.72%
Common Equity Tier 1 Capital (bank only)	15.64%	N/A	N/A	N/A	N/A
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans(4)	1.40%	1.44%	1.36%	1.31%	1.29%
Allowance for loan losses as a percentage of non-performing loans	346.10%	142.15%	183.15%	179.61%	155.57%
Net charge-offs to average outstanding loans during the year	0.02%	0.06%	0.03%	0.05%	0.10%
Non-performing loans as a percentage of total loans(4)	0.41%	1.01%	0.74%	0.73%	0.83%
Non-performing loans as a percentage of total assets	0.31%	0.77%	0.53%	0.48%	0.55%
Total non-performing assets as a percentage of total assets	0.31%	0.77%	0.53%	0.48%	0.69%
Other:
Number of offices	8	7	7	7	7
Number of full-time equivalent employees	106	108	111	109	104

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)
Represents net interest income as a percent of average interest-earning assets.

(3)
Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)
Loans are presented before the allowance but include deferred costs/fees.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the business and financial information regarding Provident Bancorp, Inc. and the financial statements provided in this Annual Report.
Overview
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
On December 21, 2015 the Company redeemed the 17,145 shares of Series A Preferred Stock issued to the U.S. Treasury under the SBLF preferred stock program. The redemption was completed with a payment to the U.S. Treasury of  $17,145,000 plus accrued dividends.
Our profitability is highly dependent on our net interest and dividend income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.
Our net income decreased $739,000, or 16.2%, to $3.8 million for the year ended December 31, 2015 from $4.6 million for the year ended December 31, 2014. The decrease was primarily due to the charitable foundation expense in connection with our offering of  $2.2 million ($1.4 net of tax) and an increase of  $1.0 million or 9.5% in salaries and employee benefits, offset by an increase in net interest and dividend income of  $2.3 million, or 11.0%, and a decrease in provision for loan losses of  $647,000.
Our provision for loan losses was $805,000 for the year ended December 31, 2015 compared to $1.5 million for the year ended December 31, 2014. Decreases within our provisions year over year are primarily a result of our improvements in asset quality offset set by our calculated reserves by applying historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases. For further information related to changes in the provision and allowance for loan losses, refer to “— Asset Quality — Allowance for Loan Losses.”
Noninterest expense increased $3.7 million, or 21.2%, to $21.1 million for the year ended December 31, 2015 from $17.4 million for year ended December 31, 2015. The largest increase was related to the $2.2 million funding of the Bank’s new charitable foundation. Salaries and employee benefits expense increased $1.0 million, or 9.6%, to $11.8 million for the year ended December 31, 2015 from $10.8 million for the year ended December 31, 2014, due primarily to our hiring additional employees to support our loan growth.

Critical Accounting Policies
A summary of our accounting policies is described in Note 2 to the Consolidated Financial Statements included in this annual report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material impact on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:
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
The allowance consists of a general component, a specific component, and an unallocated component. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2015.
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Residential real estate:   We generally do not originate loans with a loan-to-value ratio greater than 80% and do not originate subprime loans. Loans with loan to value ratios greater than 80% require the purchase of private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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
An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.
Income Taxes.   We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2015 and 2014.
We examine our significant income tax positions annually to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.
Comparison of Financial Condition at December 31, 2015 and December 31, 2014
Assets.   Our total assets increased $84.8 million, or 12.9%, to $743.4 million at December 31, 2015 from $658.6 million at December 31, 2014. The increase resulted primarily from increases in loans, cash and cash equivalents, and bank owned life insurance policies.
Cash and Cash Equivalents.   Cash and cash equivalents increased $10.9 million, or 114.1%, to $20.5 million at December 31, 2015 from $9.6 million at December 31, 2014. The increase resulted from increases in deposits and borrowings as well as from the net offering proceeds from the stock offering in July 2015 not being fully deployed in loans or investments.

Loan Portfolio Analysis.   At December 31, 2015, net loans were $554.9 million, or 74.6% of total assets, compared to $494.2 million, or 75.0% of total assets at December 31, 2014. The increase in loans during the year was caused by increases in construction and land development loans, commercial real estate loans and commercial business loans. During the year ended December 31, 2014, we discontinued single-family residential real estate lending, with the exception of home equity lines of credit. We believe that new federal regulations governing the origination of single-family residential real estate loans would increase our costs and expand the risks associated with this type of lending beyond the benefits that we could realize from originating these loans. We have instead focused our lending activities on commercial loans.
The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.
	At December 31,
	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Residential(1)	$92,392	16.40%	$104,568	20.84%	$111,244	24.93%	$109,725	28.69%	$113,962	32.55%
Commercial(2)	285,356	50.67	249,691	49.76	223,642	50.12	189,031	49.42	181,277	51.78
Construction and land development	71,535	12.70	47,079	9.38	20,588	4.61	12,520	3.27	12,769	3.65
Commercial	112,073	19.90	97,589	19.45	87,405	19.59	67,528	17.66	41,040	11.72
Consumer	1,855	0.33	2,863	0.57	3,329	0.75	3,666	0.96	1,054	0.30
Total loans	563,211	100.00%	501,790	100.00%	446,208	100.00%	382,470	100.00%	350,102	100.00%
Deferred loan fees, net	(377)		(383)		(419)		(339)		(30)
Allowance for loan losses	(7,905)		(7,224)		(6,077)		(5,013)		(4,507)
Loans, net	$554,929		$494,183		$439,712		$377,118		$345,565

(1)
Includes home equity loans and lines of credit.

(2)
Includes multi-family real estate loans.

Loan Maturity.   The following table sets forth certain information at December 31, 2015 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.
(In thousands)	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Total Loans
Amounts due in:
One year or less	$43	$14,901	$13,823	$25,435	$290	$54,492
More than one year to five years	3,337	26,271	7,302	39,364	1,565	77,839
More than 5 years through ten years	15,811	18,477	5,708	42,040	—	82,036
More than ten years	73,201	225,707	44,702	5,234	—	348,844
Total	$92,392	$285,356	$71,535	$112,073	$1,855	$563,211

The following table sets forth our fixed and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.
(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate:
Residential	$62,873	$29,476	$92,349
Commercial	10,160	260,296	270,456
Construction and land development	11,215	46,396	57,611
Commercial	41,694	44,944	86,638
Consumer	1,565	—	1,565
Total loans	$127,507	$381,112	$508,619

Asset Quality
Credit Risk Management.   Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Management of asset quality is accomplished by internal controls, monitoring and reporting of key risk indicators, and both internal and independent third-party loan reviews. The primary objective of our loan review process is to measure borrower performance and assess risk for the purpose of identifying loan weakness in order to minimize loan loss exposure. From the time of loan origination through final repayment, commercial real estate, construction and land development and commercial business loans are assigned a risk rating based on pre-determined criteria and levels of risk. The risk rating is monitored annually for most loans; however, it may change during the life of the loan as appropriate.
Internal and independent third-party loan reviews vary by loan type. Depending on the size and complexity of the loan, some loans may warrant detailed individual review, while other loans may have less risk based upon size, or be of a homogeneous nature reducing the need for detailed individual analysis. Assets with these characteristics, such as consumer loans and loans secured by residential real estate, may be reviewed on the basis of risk indicators such as delinquency or credit rating. In cases of significant concern, a total re-evaluation of the loan and associated risks are documented by completing a loan risk assessment and action plan. Some loans may be re-evaluated in terms of their fair market value or net realizable value in order to determine the likelihood of potential loss exposure and, consequently, the adequacy of specific and general loan loss reserves.
When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status, including contacting the borrower by letter and phone at regular intervals. When the borrower is in default, we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days. Management provides detailed information to the board of directors quarterly on loans 60 or more days past due and all loans in foreclosure and repossessed property that we own.

Delinquent Loans.   The following tables set forth our loan delinquencies by type and amount at the dates indicated.
	At December 31,
	2015			2014			2013
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
Real Estate:
Residential	$130	$173	$365	$—	$404	$423	$427	$345	$937
Commercial	—	—	—	110	132	363	366	141	464
Construction and land development	—	—	—	—	—	—	50	—	—
Commercial	—	—	—	149	108	350	238	24	31
Consumer	1	1	—	9	—	—	4	—	—
Total	$131	$174	$365	$268	$644	$1,136	$1,085	$510	$1,432

	At December 31,
	2012			2011
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
Real Estate:
Residential	$1,112	$—	$112	$773	$—	$238
Commercial	425	—	150	1,648	—	—
Construction and land development	—	—	—	—	—	—
Commercial	1,081	118	50	56	—	—
Consumer	11	—	—	27	—	—
Total	$2,629	$118	$312	$2,504	$—	$238

Non-performing Assets.   Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, loans modified at interest rates materially less than current market rates, or the borrower is experiencing financial difficulty. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2015, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table sets forth information regarding our non-performing assets at the dates indicated.
	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans:
Real estate:
Residential	$1,031	$1,564	$1,608	$1,348	$1,218
Commercial	106	3,002	1,049	920	1,160
Construction and land development	—	—	185	206	219
Commercial	1,147	516	474	317	300
Consumer	—	—	2	—	—
Total non-accrual loans	2,284	5,082	3,318	2,791	2,897
Accruing loans past due 90 days or more	—	—	—	—	—
Real estate owned	—	—	—	—	755
Total non-performing assets	2,284	5,082	3,318	2,791	3,652
Total loans(1)	$562,834	$501,407	$445,789	$382,131	$350,072
Total assets	$743,397	$658,606	$624,659	$576,460	$530,598
Total nonperforming loans to total loans(1)	0.41%	1.01%	0.74%	0.73%	0.83%
Total nonperforming assets to total assets	0.31%	0.77%	0.53%	0.48%	0.69%

(1)
Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

The decrease in non-accruing commercial real estate loans in 2015 was primarily due to a $2.2 million loan secured by multiple investment properties that was placed on non-accrual in 2014. At the end of 2014, we entered into a forbearance agreement with the borrower, bifurcating the loan into a $1.0 million permanent loan and a $1.2 million 10-month term loan, which is expected to be repaid through the sale of a portion of the underlying collateral. Both loans were performing according to the forbearance agreement during 2015 and we returned the loans to accruing status.
Interest income that would have been recorded for the year ended December 31, 2015 had non-accruing loans been current according to their original terms amounted to $199,000. We recognized $69,000 of interest income for these loans for the year ended December 31, 2015.
As of December 31, 2015, 2014, 2013, 2012 and 2011 we had $5.4 million, $3.5 million, $3.0 million, $3.0 million and $2.3 million of troubled debt restructurings, respectively. The following table sets forth the accruing and non-accruing status of troubled debt restructurings at the dates indicated.
	At December 31,
	2015		2014		2013		2012		2011
(In thousands)	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing
Troubled Debt Restructurings:
Real estate:
Residential	$—	$436	$—	$221	$185	$227	$206	$363	$219	$—
Commercial	106	3,167	1,490	1,385	729	1,438	768	1,495	503	1,127
Construction and land development	—	—	—	—	—	—	—	—	—	—
Commercial	1,147	565	202	196	266	139	38	154	301	169
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$1,253	$4,168	$1,692	$1,802	$1,180	$1,804	$1,012	$2,012	$1,023	$1,296

Total troubled debt restructurings increased in 2015 due to the non-accrual loans reported in 2014 being restructured. During 2015 there were a total of 12 loans totaling $2.3 million that were modified under a troubled debt restructure. The loans that were modified in 2015 are paying in accordance with their modified terms.
Interest income that would have been recorded for the year ended December 31, 2015 had troubled debt restructurings been current according to their original terms amounted to $212,000. We recognized $166,000 of interest income for these loans for the year ended December 31, 2015.
Potential Problem Loans.   We classify certain commercial real estate, construction and land development, and commercial loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Certain potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming at some time in the future. Potential problem loans also include nonaccrual or restructured loans presented above. We expect the levels of non-performing assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets.
Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2015, other potential problem loans totaled $4.2 million, consisting of fourteen troubled debt restructured loans that were accruing interest in accordance with their modified terms.
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

The following table sets forth activity in our allowance for loan losses for the years indicated.
	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance at beginning of year	$7,224	$6,077	$5,013	$4,507	$4,390
Provision for loan losses	805	1,452	1,175	681	458
Charge offs:
Real estate:
Residential	—	30	50	65	112
Commercial	—	243	148	245
Construction and land development	—	—
Commercial	96	—	19	16
Consumer	65	91	85	76	50
Total charge-offs	161	364	154	305	407
Recoveries:
Real estate:
Residential	6	24	37	16	33
Commercial	—	24	55	12
Construction and land development	—	—
Commercial	20	5	5	11
Consumer	11	6	1	48	21
Total recoveries	37	59	43	130	66
Net charge-offs	124	305	111	175	341
Allowance at end of year	$7,905	$7,224	$6,077	$5,013	$4,507
Non-performing loans at end of year	$2,284	$5,082	$3,318	$2,791	$2,897
Total loans outstanding at end of year(1)	$562,834	$501,407	$445,789	$382,131	$350,075
Average loans outstanding during the year(1)	$516,405	$471,650	$419,084	$360,543	$343,086
Allowance to non-performing loans	346.10%	142.15%	183.15%	179.61%	155.57%
Allowance to total loans outstanding at end of the year	1.40%	1.44%	1.36%	1.31%	1.29%
Net chargeoffs to average loans outstanding during the year	0.02%	0.06%	0.03%	0.05%	0.10%

(1)
Loans are presented before the allowance for loan losses but include deferred fees/costs.

Allocation of Allowance for Loan Losses.   The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	At December 31,
	2015		2014		2013
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
Real estate:
Residential	$412	16.40%	$560	20.84%	$725	24.93%
Commercial	3,827	50.67	3,500	49.76	3,207	50.12
Construction and land development	1,236	12.70	872	9.38	363	4.61
Commercial	2,138	19.90	1,751	19.45	1,331	19.59
Consumer	119	0.33	184	0.57	206	0.75
Total allocated allowance for loan losses	7,732	100.00%	6,867	100.00%	5,832	100.00%
Unallocated	173		357		245
Total	$7,905		$7,224		$6,077

	At December 31,
	2012		2011
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
Real estate:
Residential	$1,038	28.69%	$805	32.55%
Commercial	2,499	49.42	2,736	51.78
Construction and land development	192	3.27	199	3.65
Commercial	795	17.66	534	11.72
Consumer	155	0.96	68	0.30
Total allocated allowance for loan losses	4,679	100.00%	4,342	100.00%
Unallocated	334		165
Total	$5,013		$4,507

The allowance consists of general, specific, and unallocated components. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The allocated component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.
An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.
We had impaired loans totaling $5.5 million and $5.3 million as of December 31, 2015 and 2014, respectively. At December 31, 2015, impaired loans totaling $1.1 million had a valuation allowance of $488,000. Impaired loans totaling $315,000 had a valuation allowance of  $62,000 at December 31, 2014. Our average investment in impaired loans was $5.6 million and $4.4 million for the years ended December 31, 2015 and 2014, respectively.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment based on payment status. Accordingly, we do not separately identify individual one- to four-family residential and consumer loans for impairment disclosures, unless such loans are subject to a troubled debt restructuring. We periodically agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. All troubled debt restructurings are initially classified as impaired.
We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of December 31, 2015 and considered any probable loss in determining the allowance for loan losses.
Loans that are partially charged off generally remain on non-accrual status until foreclosure or such time that they are performing in accordance with the terms of the loan and have a sustained payment history of at least six months. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. Loan losses are charged against the allowance when we believe the uncollectability of a loan balance is confirmed; for collateral-dependent loans, generally when appraised values (as adjusted values, if applicable) less estimated costs to sell, are less than our carrying values.
Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles in the United States of America, our regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate or increases may be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Securities Portfolio
The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated. Although up in 2015, our securities portfolio has decreased in recent years as we have used excess cash to fund our loan growth instead of re-investing the proceeds in investment securities.
	At December 31,
	2015		2014		2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Government and federal agency	$1,996	$2,033	$1,991	$2,084	$4,391	$4,403
State and municipal	3,373	3,682	3,479	3,901	3,485	3,629
Corporate debt	1,000	1,071	1,000	1,114	1,000	1,153
Asset-backed securities	9,656	9,624	2,733	2,645	738	723
Government mortgage-backed securities	52,515	52,812	54,063	54,853	67,515	67,478
Trust preferred securities	1,368	1,116	1,502	1,122	2,706	1,392
Marketable equity securities	8,341	10,646	7,349	10,313	6,487	8,869
Total	$78,249	$80,984	$72,117	$76,032	$86,322	$87,647

The following table sets forth the amortized cost and estimated fair value of our held-to-maturity securities portfolio at the dates indicated.
	At December 31,
	2015		2014		2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
State and municipal	$44,623	$46,474	$45,559	$47,435	$46,729	$45,524
Total	$44,623	$46,474	$45,559	$47,435	$46,729	$45,524

At December 31, 2015, we had no investments in a single company or entity, other than government and government agency securities, that had an aggregate book value in excess of 10% of our equity.
Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at December 31, 2015, are summarized in the following table. The table excludes marketable equity securities with an amortized cost of  $8.6 million and a fair value of  $10.9 million at December 31, 2015, as such securities do not have a maturity date or stated yield. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. No tax-equivalent yield adjustments have been made, as the amount of tax free interest-earning assets is immaterial.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Securities available-for-sale:
U.S. Government and federal agency	$1,996	3.26%	$—	—%	$—	—%	$—	—%	$1,996	$2,033	3.26%
State and municipal	130	3.25%	262	3.18%	595	4.17%	2,386	5.29%	3,373	3,682	4.85%
Corporate debt	—	—%	1,000	6.39%	—	—%	—	—%	1,000	1,071	6.39%
Asset-backed securities	—	—%	946	2.09%	1,404	1.95%	7,306	2.72%	9,656	9,624	2.55%
Government mortgage-backed securities	—	—%	850	1.12%	5,243	1.78%	46,422	2.32%	52,515	52,812	2.24%
Trust Preferred Securities	—	—%	—	—%	—	—%	1,368	2.77%	1,368	1,116	2.77%
Total	$2,126	3.26%	$3,058	3.32%	$7,242	2.01%	$57,482	2.50%	$69,908	$70,338	2.51%
Securities held-to-maturity:
State and municipal	$—	—%	$2,647	2.40%	$5,677	3.15%	$36,299	3.30%	$44,623	$46,474	3.23%
Total	$—	—%	$2,647	2.40%	$5,677	3.15%	$36,299	3.30%	$44,623	$46,474	3.23%
Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2015 or 2014.
Deposits
Total deposits increased $40.5 million, or 7.6%, to $577.2 million at December 31, 2015 from $536.7 million at December 31, 2014. Our continuing focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit, resulted in net growth in these deposits of  $40.5 million, or 9.8%, to $453.0 million at December 31, 2015, or 78.5% of total deposits at that date.
The following tables set forth the distribution of total deposits by account type at the dates indicated.
	At December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest bearing	$153,093	26.52%	$128,157	23.88%	$109,257	21.48%
Negotiable order of withdrawal (NOW)	85,369	14.79%	83,521	15.56%	83,505	16.41%
Savings accounts	106,208	18.40%	90,389	16.84%	84,769	16.66%
Money market deposit accounts	108,377	18.78%	110,468	20.58%	107,712	21.19%
Certificates of deposit	124,188	21.51%	124,149	23.13%	123,311	24.26%
Total	$577,235	100.00%	$536,684	100.00%	$508,554	100.00%

As of December 31, 2015, our certificates of deposit included $63.4 million of brokered certificates of deposit and $26.2 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits.

As of December 31, 2015, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $36.9 million. The following table sets forth the maturity of these certificates as of December 31, 2015.
Maturity Period	At December 31, 2015
(In thousands)
Three months or less	$1,943
Over three through six months	5,816
Over six through twelve months	20,266
Over twelve months	8,916
Total	$36,941

Borrowings
Our borrowings at December 31, 2015 consisted primarily of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances at the dates and for the years indicated.
	At or For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Balance outstanding at end of year	$57,423	$39,237	$40,988
Weighted average interest rate at end of year	1.07%	1.43%	1.34%
Maximum amount of borrowings outstanding at any month end during the year	$57,637	$55,988	$109,520
Average balance outstanding during the year	$31,246	$42,360	$67,241
Weighted average interest rate during the year	1.74%	1.34%	1.35%
We had no securities sold under agreements to repurchase during the years ended December 31, 2015, 2014 and 2013.
Shareholder’s Equity
Total shareholder’s equity increased $25.6 million, or 33.8%, to $101.4 million at December 31, 2015, from $75.8 million at December 31, 2014. The increase was due primarily to $41.2 million in funds received from the stock offering, $1.9 million in funds received for the issuance of the Foundation and net income of $3.8 million offset by decreases in accumulated other comprehensive income of  $722,000 and redemption of our SBLF preferred stock for $17.2 million.

Average Balance Sheets and Related Yields and Rates
The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as we consider the amount of tax free interest-earning assets is immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.
	For the Twelve Months Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Assets:
Interest-earning assets:
Loans	$516,405	$22,124	4.28%	$471,650	$19,884	4.22%	$419,084	$18,368	4.38%
Interest-earning deposits	14,526	38	0.26%	1,628	6	0.37%	6,947	23	0.33%
Investment securities	116,618	3,215	2.76%	128,509	3,302	2.57%	142,647	3,230	2.26%
Federal Home Loan Bank Stock	3,260	75	2.30%	4,541	74	1.63%	4,870	17	0.35%
Total interest-earning assets	650,809	25,452	3.91%	606,328	23,266	3.84%	573,548	21,638	3.77%
Non-interest earning assets	34,552			33,134			31,811
Total assets	$685,361			$639,462			$605,359
Interest-bearing liabilities:
Savings accounts	$95,203	140	0.15%	$87,243	131	0.15%	$84,514	104	0.12%
Money Market Accounts	111,412	296	0.27%	111,217	284	0.26%	105,277	312	0.30%
Now Accounts	80,164	127	0.16%	74,464	118	0.16%	81,216	132	0.16%
Certificates of deposit	120,668	1,067	0.88%	124,890	1,191	0.95%	89,094	1,169	1.31%
Total interest-bearing deposits	407,447	1,630	0.40%	397,814	1,724	0.43%	360,101	1,717	0.48%
Federal Home Loan Bank advances	31,246	544	1.74%	42,360	567	1.34%	67,241	908	1.35%
Total interest-bearing liabilities	438,693	2,174	0.50%	440,174	2,291	0.52%	427,342	2,625	0.61%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	141,853			119,436			100,534
Other noninterest-bearing liabilities	10,824			5,608			8,772
Total liabilities	591,370			565,218			536,648
Total equity	93,991			74,244			68,741
Total liabilities and equity	$685,361			$639,462			$605,389
Net interest income		$23,278			$20,975			$19,013
Interest rate spread(1)			3.41%			3.32%			3.16%
Net interest-earning assets(2)	$212,116			$166,154			$146,206
Net interest margin(3)			3.58%			3.46%			3.31%
Average interest-earning assets to interest-bearing liabilities	148.35%			137.75%			134.21%

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.

(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.
	Year Ended December 31, 2015 vs. 2014			Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
Interest-earning assets:
Loans	$327	$1,913	$2,240	$2,246	$(584)	$1,662
Interest-earning deposits	—	32	32	(21)	5	(16)
Investment securities	231	(318)	(87)	(336)	306	(30)
Federal Home Loan Bank Stock	26	(25)	1	(1)	58	57
Total interest-earning assets	584	1,602	2,186	1,888	(215)	1,673
Interest-bearing liabilities:
Savings accounts	(3)	11	9	4	(2)	2
Money market accounts	12	0	12	17	(20)	(3)
Now accounts	(0)	9	9	(11)	(4)	(15)
Certificates of deposit	(85)	(39)	(124)	400	(377)	23
Total interest-bearing deposits	(76)	(19)	(94)	410	(403)	7
Federal Home Loan Bank advances	147	(170)	(23)	(333)	(8)	(341)
Total interest-bearing liabilities	72	(189)	(117)	77	(411)	(334)
Change in net interest income	$512	$1,791	$2,303	$1,811	$196	$2,007

Results of Operations for the Years Ended December 31, 2015 and 2014
General.   Net income decreased $739,000, or 16.2%, to $3.8 million for the year ended December 31, 2015 from $4.6 million for the year ended December 31, 2014. The decrease was primarily due to the charitable foundation expense in connection with our offering of  $2.2 million ($1.4 net of tax) and an increase of  $1.0 million or 9.5% in salaries and employee benefits, offset by an increase in net interest and dividend income of  $2.3 million, or 11.0%, and a decrease in provision for loan losses of  $647,000.
Interest and Dividend Income.   Interest and dividend income increased $2.2 million, or 9.4%, to $25.5 million for the year ended December 31, 2015 from $23.3 million for the year ended December 31, 2014. This was caused by an increase in interest and fees on loans, which increased $2.2 million, or 11.3%, to $22.1 million for the year ended December 31, 2015 from $19.9 million for the year ended December 31, 2014.
The increase in interest income on loans was due to an increase in average balance of  $44.8 million, or 9.5%, to $516.4 million for the year ended December 31, 2015 from $471.6 million for the year ended December 31, 2014. This increase was due to our continued success in increasing construction and land development loans, commercial real estate loans and commercial business loans. There was an increase in yield of loans of six basis points, to 4.28% for the year ended December 31, 2015 from 4.22% for the year ended December 31, 2014 due to the shift to higher yielding commercial loans.
Interest on investment securities decreased $86,000 to $3.3 million for year ended December 31, 2015 compared to $3.4 million for the year ended December 31, 2014. This is primarily due to a decrease in average balance of  $11.9 million, or 9.3%, offset by a 19 basis increase in yield on investment securities to 2.76% during the year ended December 31, 2015 from 2.57% for the year ended December 31, 2014. Investment yields are higher due to selling in 2014 a group of lower yielding collateralized mortgage obligations (CMO), which we had originally purchased in anticipation of increases in market interest rates, and purchasing new securities with higher yields.

Interest Expense.   Interest expense decreased $117,000, or 5.1%, to $2.2 million for the year ended December 31, 2015 from $2.3 million for the year ended December 31, 2014, due mainly to a decrease in interest expense on deposits. Interest expense on deposits decreased $94,000, or 5.5%, to $1.6 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014, as our cost of funds on interest-bearing deposits decreased three basis points to 40 basis points for the year ended December 31, 2015 from 43 basis points for the year ended December 31, 2014. The decrease in the cost of funds was due to the shift to lower cost savings, NOW, and money market accounts. Our average balance of interest-bearing deposits increased $9.6 million or 2.4% to $407.4 million as of December 31, 2015 from $397.8 million as of December 31, 2014 offsetting the decrease in interest expense due to rates.
Interest expense on borrowings, which consists of advances from the Federal Home Loan Bank of Boston, decreased $23,000, or 4.1%, to $544,000 for the year ended December 31, 2015 from $567,000 for the year ended December 31, 2014. The average balance of borrowings decreased $11.1 million, or 26.2%, to $31.3 million as of December 31, 2015 from $42.4 million as of December 31, 2014. Our cost of borrowings increased 40 basis points to 1.74% for the year ended December 31, 2015 compared to 1.34% for the year ended December 31, 2014.
Net Interest and Dividend Income.   Net interest and dividend income increased $2.3 million, or 11.0%, to $23.3 million for the year ended December 31, 2015 from $21.0 million for the year ended December 31, 2014. Our net interest rate spread increased 9 basis points to 3.41% for the year ended December 31, 2015 from 3.32% for the year ended December 31, 2014, while our net interest margin increased 12 basis points to 3.58% for the year ended December 31, 2015 from 3.46% for the year ended December 31, 2014. The average yield we earned on interest-earning assets increased while at the same time we were able to decrease the average rate we paid on interest-bearing liabilities.
Provision for Loan Losses.   Our provision for loan losses was $805,000 for the year ended December 31, 2015 compared to $1.5 million for the year ended December 31, 2014. The provisions recorded resulted in an allowance for loan losses of  $7.9 million, or 1.40% of total loans and 346.1% of non-performing loans at December 31, 2015, compared to $7.2 million, or 1.44% of total loans and 142.2% of non-performing loans at December 31, 2014. The provisions in the allowance for loan losses resulted primarily from an increase in our loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases. For further information related to changes in the provision and allowance for loan losses, refer to “— Asset Quality — Allowance for Loan Losses.”
Noninterest Income.   Noninterest income information is as follows.
	Years Ended December 31,		Change
(Dollars in thousands)	2015	2014	Amount	Percent
Customer service fees on deposit accounts	$1,598	$1,426	$172	12.06%
Service charges and fees – other	1,754	1,811	(57)	(3.15)
Gain on sales, calls and donated securities, net	317	428	(111)	(25.93)
Other income	137	248	(111)	(44.76)
Total noninterest income	$3,806	$3,913	$(107)	(2.73)%

Customer service fees on deposit accounts increased $172,000 or 12.06% primarily due to increased volume in transactional deposit accounts. Gains on sales, calls and donated securities, net, decreased for the year ended December 31, 2015 from the year ended December 31, 2014. We sold $739,000 of securities in 2015 compared to $12.4 million during December 31, 2014. During the year ended December 31, 2015, we recognized $21,000 of noninterest income related to the contribution of appreciated securities, compared to $228,000 of such gains during the year ended December 31, 2014. Other income decreased $111,000 or 44.76% primarily due to the bank receiving a rebate on volume from debit card transactions in 2014. This was a one-time rebate and therefore 2015 reflects a lower amount in other income.

Noninterest Expense.   Noninterest expense information is as follows.
	Years Ended December 31,		Change
(Dollars in thousands)	2015	2014	Amount	Percent
Salaries and employee benefits	$11,797	$10,765	$1,032	9.59%
Occupancy expense	1,535	1,308	227	17.35
Equipment expense	528	617	(89)	(14.42)
FDIC assessment	378	361	17	4.71
Data processing	568	512	56	10.94
Marketing expense	127	77	50	64.94
Professional fees	942	611	331	54.17
Charitable Foundation expense	2,150	—	2,150	100.00
Other	3,068	3,170	(102)	(3.22)
Total noninterest expense	$21,093	$17,421	$3,672	21.08%

Salaries and employee benefits expense increased for the year ended December 31, 2015 from the year ended December 31, 2014 due to increased staffing as well as increased expense for the Bank’s Employee Stock Ownership Plan (ESOP). Occupancy expense increased primarily due to the increased costs in snow removal in 2015. Marketing expense increased for the year ended December 31, 2015 from the year ended December 31, 2014 due to increased marketing efforts for our new Bedford branch. Professional fees increased due to increased legal and accounting fees associated with being a public company as well as increased fees for professional development of our employees. The Charitable Foundation expense was a result of funding the new foundation that was formed. The Company purchased 189,974 shares at $10.00 and provided an additional $250,000 in cash to fund the foundation. Equipment expense decreased for the year ended December 31, 2015 from the year ended December 31, 2014 due to depreciation being completed on some equipment in 2014.
Income Tax Provision.   We recorded a provision for income taxes of  $1.4 million for the year ended December 31, 2015, reflecting an effective tax rate of 26.3%, compared to $1.5 million, or 24.2%, for the year ended December 31, 2014. The changes in the income tax provision were primarily due to changes in the components of pre-tax income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.
Management of Market Risk
General.   The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, we have established a management-level Asset/Liability Management Committee, which takes initial responsibility for developing an asset/liability management process and related procedures, establishing and monitoring reporting systems and developing asset/liability strategies. On at least a quarterly basis, the Asset/Liability Management Committee reviews asset/liability management with the Investment Asset/Liability Committee that has been established by the board of directors. This committee also reviews any changes in strategies as well as the performance of any specific asset/liability management actions that have been implemented previously. On a quarterly basis, an outside consulting firm provides us with detailed information and analysis as to asset/liability management, including our interest rate risk profile. Ultimate responsibility for effective asset/liability management rests with our board of directors.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk: originating loans with adjustable interest rates; promoting core deposit products; and adjusting the interest rates and maturities of funding sources, as necessary. In addition, we no longer originate single-family residential real estate loans, which often have longer terms and fixed rates. By following these strategies, we believe that we are better positioned to react to changes in market interest rates.
Net Interest Income Simulation.   We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumption that interest rates increase 200 basis points from current market rates and under the assumption that interest rates decrease 100 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.
The following table presents the estimated changes in net interest income of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2015 and 2014.
	At December 31,
	2015		2014
Changes in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
(Dollars in thousands)
200	$26,747	2.15%	$22,763	(1.21)%
0	$26,184	0.00%	$22,666	0.00%
-100	$25,855	(1.26)%	$22,502	(0.78)%
Economic Value of Equity Simulation.   We also analyze our sensitivity to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 basis points from current market rates.
The following table presents the estimated changes in EVE of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2015 and 2014.
	At December 31,
	2015		2014
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
(Dollars in thousands)
400	$105,804	(9.10)%	$80,288	(9.70)%
300	$107,899	(7.00)%	$82,799	(6.90)%
200	$109,704	(4.90)%	$85,104	(4.30)%
100	$111,893	(2.50)%	$87,853	(1.20)%
0	$112,248	0.00%	$88,916	0.00%
-100	$105,875	(3.23)%	$83,778	(5.80)%
Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $20.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $81.0 million at December 31, 2015.
At December 31, 2015, we had the ability to borrow a total of  $127.4 million from the Federal Home Loan Bank of Boston. On that date, we had $57.4 million in advances outstanding. At December 31, 2015, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of  $106.9 million, none of which was outstanding as of that date.
We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.
At December 31, 2015 and 2014, we had $15.6 million and $9.1 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2015 and 2014, we had $191.6 million and $115.4 million in unadvanced funds to borrowers, respectively. We also had $5.5 million and $3.6 million in outstanding letters of credit at December 31, 2015 and 2014, respectively.
Certificates of deposit due within one year of December 31, 2015 totaled $81.1 million, or 65.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the year ended December 31, 2015, we originated $225.3 million of loans, including $218.8 million of loans to be held in our portfolio, and we purchased $17.8 million of securities. During the year ended December 31, 2014, we originated $161.6 million of loans, all of which were held in our portfolio, and we purchased $13.5 million of securities.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of  $40.5 million and $28.4 for the years ended December 31, 2015 and 2014, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances increased $18.2 million in 2015and decreased $1.8 million during the year ended December 31, 2014. We have been able to use the cash generated from the increases in deposits to fund loan growth in recent periods.
The Provident Bank is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks, and the Federal Deposit Insurance Corporation. At December 31, 2015, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.
We paid $167,000 in dividends on our SBLF preferred stock during the year ended December 31, 2015. The per annum dividend rate on the SBLF preferred stock is currently 1.00%, but during the first quarter of 2016, the per annum dividend rate will increase to a fixed rate of 9.0% if any SBLF preferred stock remains outstanding at that time. Assuming the increased dividend rate of 9.0% per annum and assuming we have redeemed only half of our SBLF preferred stock before March 2016, our annual dividends payable would increase to $772,000, which could have a negative effect on our liquidity and capital resources, including reducing our net income available to holders of our common stock and our earnings per share. On December 21, 2015 the Company redeemed the 17,145 shares of Series A Preferred Stock issued to the U.S. Treasury under the SBLF preferred stock program. The redemption was completed with payment to the U.S. Treasury of  $17.1 million plus accrued dividends.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, agreements with respect to investments and employment agreements with certain of our executive officers. The following table presents our contractual obligations as of December 31, 2015.
		Payments Due by period
Contractual Obligations	Total	Less than One Year	Greater than One Less than Three Years	Greater than Three But less than Five Years	More Than Five Years
(In thousands)
Long-term debt obligations	$57,423	$49,112	$5,000	$3,311	$—
Operating lease obligations	4,051	304	606	538	2,603
Total	$61,474	$49,416	$5,606	$3,849	$2,603

NOTES:
Off-Balance Sheet Arrangements.   We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amount of the instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments.
For further information, see note 14 of the Notes to the Consolidated Financial Statements.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements that are applicable to Provident Bancorp, Inc., see note 2 of the Notes to the Consolidated Financial Statements.
Effect of Inflation and Changing Prices
The consolidated financial statements and related financial data included in this prospectus have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B.
OTHER INFORMATION

Not applicable.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Proposal 1 — Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics and Business Conduct,” “Nominating and Corporate Governance Committee Procedures — Procedures to be Followed by Stockholders,” “Committees of the Board of Directors” and “— Audit Committee” is incorporated herein by reference or will be filed by an amendment to this Annual Report.
ITEM 11.
EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Executive Compensation” is incorporated herein by reference or will be filed by an amendment to this Annual Report.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference or will be filed by an amendment to this Annual Report.
Equity Compensation Plan Information
The Provident Bank Employee Stock Ownership Plan is the only plan under which equity compensation has been granted.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference or will be filed by an amendment to this Annual Report.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Proposal II — Ratification of Independent Registered Public Accounting Firm — Audit Fees” and “— Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference or will be filed by an amendment to this Annual Report.

PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
Financial Statements

The following documents are filed as part of this Form 10-K.
(i)
Report of Independent Registered Public Accounting Firm

(ii)
Consolidated Balance Sheets

(iii)
Consolidated Statements of Income

(iv)
Consolidated Statements of Comprehensive Income

(v)
Consolidated Statements of Changes in Equity

(vi)
Consolidated Statements of Cash Flows

(vii)
Notes to Consolidated Financial Statements

(a)(2)
Financial Statement Schedules

None.
(a)(3)
Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
3.2	By-Laws of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
4	Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.1	Form of The Provident Bank Employee Stock Ownership Plan † (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.2	Employment Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.3	Employment Agreement with Charles F. Withee † (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.4	Employment Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.5	Amended and Restated Supplemental Executive Retirement Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.6	Amended and Restated Supplemental Executive Retirement Agreement with Charles F. Withee † (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.7	Supplemental Executive Retirement Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.8	The Provident Bank Executive Annual Incentive Plan † (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.9	The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan † (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 31 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

†
Compensatory arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Provident Bancorp, Inc.
Date: March 30, 2016	By: /s/ David P. Mansfield David P. Mansfield President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ David P. Mansfield David P. Mansfield	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
/s/ Carol L. Houle Carol L. Houle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
/s/ Charles R. Cullen Charles R. Cullen	Chairman of the Board	March 30, 2016
/s/ John K. Bosen John K. Bosen	Director	March 30, 2016
/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 30, 2016
/s/ Robert A. Gonthier, Jr. Robert A. Gonthier, Jr.	Director	March 30, 2016
/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 30, 2016
/s/ Richard L. Peeke Richard L. Peeke	Director	March 30, 2016
/s/ Wayne S. Tatro Wayne S. Tatro	Director	March 30, 2016

Provident Bancorp, Inc. and Subsidiary
Consolidated Financial Statements
December 31, 2015 and 2014

Provident Bancorp, Inc. and Subsidiary
i

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders
Provident Bancorp, Inc. and Subsidiary
Amesbury, Massachusetts
We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Whittlesey & Hadley, P.C.
Hartford, Connecticut
March 21, 2016

Provident Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2015 and 2014
(In thousands)	2015	2014
Assets
Cash and due from banks	$7,302	$7,533
Interest-bearing demand deposits with other banks	12,865	1,311
Money market mutual funds	297	714
Cash and cash equivalents	20,464	9,558
Investments in available-for-sale securities (at fair value)	80,984	76,032
Investments in held-to-maturity securities (fair values of $46,474 and $47,435)	44,623	45,559
Federal Home Loan Bank stock, at cost	3,310	3,642
Loans, net	554,929	494,183
Bank owned life insurance	18,793	12,144
Premises and equipment, net	11,606	10,503
Accrued interest receivable	2,251	2,056
Deferred tax asset, net	5,056	3,632
Other assets	1,381	1,297
Total assets	$743,397	$658,606
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$153,093	$128,157
Interest-bearing	424,142	408,527
Total deposits	577,235	536,684
Federal Home Loan Bank advances	57,423	39,237
Other liabilities	7,333	6,894
Total liabilities	641,991	582,815
Shareholders’ equity
Preferred stock; authorized 50,000 shares: senior non-cumulative perpetual, Series A, no par, 0 and 17,145 shares issued and outstanding at December 31, 2015 and 2014, respectively; liquidation value $1,000 per share	—	17,145
Common stock, no par value: 30,000,000 and 275,000 shares authorized as of December 31, 2015 and 2014, respectively; 9,498,722 and 275,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	—	—
Additional paid-in capital	43,159	275
Retained earnings	59,890	55,959
Accumulated other comprehensive income	1,690	2,412
Unearned compensation – ESOP 333,342 and 0 shares at December 31, 2015 and 2014, respectively	(3,333)	—
Total shareholders’ equity	101,406	75,791
Total liabilities and shareholders’ equity	$743,397	$658,606

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
For the Years Ended December 31, 2015 and 2014
	Twelve Months Ended December 31,
(In thousands)	2015	2014
Interest and dividend income:
Interest and fees on loans	$22,124	$19,884
Interest and dividends on securities	3,290	3,376
Interest on interest-bearing deposits	38	6
Total interest and dividend income	25,452	23,266
Interest expense:
Interest on deposits	1,630	1,724
Interest on Federal Home Loan Bank advances	544	567
Total interest expense	2,174	2,291
Net interest and dividend income	23,278	20,975
Provision for loan losses	805	1,452
Net interest and dividend income after provision for loan losses	22,473	19,523
Noninterest income:
Customer service fees on deposit accounts	1,598	1,426
Service charges and fees – other	1,754	1,811
Gain on sales, calls and donated securities, net	317	428
Other income	137	248
Total noninterest income	3,806	3,913
Noninterest expense:
Salaries and employee benefits	11,797	10,765
Occupancy expense	1,535	1,308
Equipment expense	528	617
FDIC assessment	378	361
Data processing	568	512
Marketing expense	127	77
Professional fees	942	611
Charitable Foundation expense	2,150	—
Other	3,068	3,170
Total noninterest expense	21,093	17,421
Income before income tax expense	5,186	6,015
Income tax expense	1,363	1,453
Net income	$3,823	$4,562
Net income attributable to common shareholders	$3,656	$4,390
Income per share:
Basic	N/A	N/A
Diluted	N/A	N/A
Weighted Average Shares:
Basic	N/A	N/A
Diluted	N/A	N/A
The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2015 and 2014
(In thousands)	2015	2014
Net income	$3,823	$4,562
Other comprehensive income before tax:
Unrealized (losses) gains on securities:
Change in net unrealized holding (losses) gains arising during the period	(863)	3,102
Less: Reclassification adjustment for realized gains in net income	(317)	(512)
Other comprehensive income (loss) before tax	(1,180)	2,590
Income tax benefit (expense)	458	(1,016)
Other comprehensive (loss) income, net of tax	(722)	1,574
Total comprehensive income	$3,101	$6,136

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2015 and 2014
(In thousands, except share data)	Shares of Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation ESOP	Total
Balance, December 31, 2013	275,000	$17,145	$275	$51,569	$838	$—	$69,827
Net income	—	—	—	4,562	—	—	4,562
Net change in other comprehensive income	—	—	—	—	1,574	—	1,574
Preferred stock dividends	—	—	—	(172)	—	—	(172)
Balance, December 31, 2014	275,000	$17,145	$275	$55,959	$2,412	$—	$75,791
Net income	—	—	—	3,823	—	—	3,823
Net change in other comprehensive income	—	—	—	—	(722)	—	(722)
Redemption of SBLF preferred stock	—	(17,145)	—	—	—	—	(17,145)
Preferred stock dividends	—	—	—	(167)	—	—	(167)
Issuance of 5,034,323 shares to the mutual holding company	5,034,323	—	—	—	—	—	—
Transfer due to stock offering	(275,000)	—	(275)	275	—	—	—
Issuance of 4,274,425 shares in the initial public offering, net of expenses of $1,547,000	4,274,425	—	41,197	—	—	—	41,197
Issuance and contribution of 189,974 shares to the Provident Community Charitable Organization	189,974	—	1,900	—	—	—	1,900
Purchase of 357,152 shares of common stock by the ESOP	—	—	—	—	—	(3,572)	(3,572)
ESOP shares earned (23,810 shares)	—	—	62	—	—	239	301
Balance, December 31, 2015	9,498,722	$—	$43,159	$59,890	$1,690	$(3,333)	$101,406

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014
	Twelve Months Ended December 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$3,823	$4,562
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	860	919
ESOP expense	301	—
Contribution of stock to charitable foundation	1,900	—
Gain on sales, calls and donations of securities, net	(317)	(428)
Change in deferred loan fees, net	(6)	(36)
Provision for loan losses	805	1,452
Depreciation and amortization	713	767
Gain on disposal of premise and equipment	(2)	—
Increase in accrued interest receivable	(195)	(99)
Decrease in taxes receivable	146	791
Deferred tax benefit	(966)	(893)
Increase in cash surrender value of life insurance	(452)	(380)
Increase in other assets	(230)	(361)
Increase in other liabilities	439	1,354
Net cash provided by operating activities	6,819	7,648
Cash flows from investing activities:
Purchases of available-for-sale securities	(17,841)	(12,028)
Proceeds from sales of available-for-sale securities	739	12,353
Proceeds from pay downs, maturities and calls of available-for-sale securities	10,913	13,948
Purchases of held-to-maturity securities	—	(1,434)
Proceeds from pay downs, maturities and calls of held-to-maturity securities	450	2,045
Redemption of Federal Home Loan Bank Stock	332	1,676
Loan originations and principal collections, net	(61,582)	(45,375)
Recoveries of loans previously charged off	37	59
Loans purchased	—	(10,571)
Additions to premises and equipment	(1,819)	(576)
Proceeds from sale of premise and equipment	5	—
Purchase of bank owned life insurance	(6,197)	—
Net cash used in investing activities	(74,963)	(39,903)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2015 and 2014

	Twelve Months Ended December 31,
(In thousands)	2015	2014
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	40,512	27,542
Net increase in time deposits	39	838
Proceeds from sale of common stock, net	41,197	—
Common stock purchased by ESOP	(3,572)	—
Payments made on Federal Home Loan Bank long-term advances	—	(3,351)
Net change in Federal Home Loan Bank short-term advances	18,186	1,600
Redemption of SBLF preferred stock	(17,145)	—
Preferred stock dividends	(167)	(172)
Net cash provided by financing activities	79,050	26,457
Net increase (decrease) in cash and cash equivalents	10,906	(5,798)
Cash and cash equivalents at beginning of year	9,558	15,356
Cash and cash equivalents at end of year	$20,464	$9,558
Supplemental disclosures:
Interest paid	$2,162	$2,339
Income taxes paid	2,183	1,555
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Nature of Operations
Provident Bancorp, Inc. (the “Company”) is a Massachusetts-chartered corporation organized for the purpose of owning all of the outstanding capital stock of The Provident Bank (the “Bank”). On March 10, 2015, the Board of Directors of the Company adopted a plan of stock issuance (the “Plan”) pursuant to which the Company sold shares of common stock, representing a minority ownership of the estimated pro forma market value of the Company. On July 15, 2015, the Company closed its offering and issued 4,274,425 shares of common stock to the public at $10.00 per share, including 357,152 shares purchased by The Provident Bank Employee Stock Ownership Plan. In addition, the Company issued 5,034,323 shares to Provident Bancorp Inc., the Company’s mutual holding company, and 189,974 shares to The Provident Community Charitable Organization, Inc., a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 9,498,722 shares of common stock are outstanding following the completion of the stock offering.
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
The Company is headquartered in Amesbury, Massachusetts. The Bank operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Hampton and Seabrook, New Hampshire. The Bank provides a variety of financial services to individuals and small businesses. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial mortgage loans, commercial loans, residential mortgage loans and consumer loans.
Note 2 — Accounting Policies
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and predominant practices within the banking industry. The consolidated financial statements were prepared using the accrual basis of accounting.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and deferred income taxes.
Basis of Presentation
The consolidated financial statements include the accounts of Provident Bancorp, Inc., its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation was established to buy, sell, and hold investments for its own account, and 5 Market Street Security Corporation, an inactive corporation, was established to buy, sell, and hold investments for its own account. All material intercompany balances and transactions have been eliminated in consolidation.

Notes to Consolidated Financial Statements

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, interest-bearing demand deposits with other banks, money market mutual funds and federal funds sold.
Investment Securities
Investments in debt securities are adjusted for amortization of premiums and accretion of discounts so as to approximate the interest method. Gains or losses on sales of investment securities are computed on a specific identification basis and are recorded as of the trade date.
The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.
•
Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or as a separate component of stockholder’s equity. They are merely disclosed in the notes to the consolidated financial statements.

•
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of stockholder’s equity until realized.

•
Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

The Company evaluates debt and equity securities for other-than-temporary impairment (OTTI) at least quarterly. A decline in fair value of a debt security below amortized cost that is deemed other-than-temporary is charged to earnings for the credit-related component of the impairment write-down. The non-credit related OTTI is recognized in other comprehensive income if there is no intent to sell or the Company will not be required to sell the security.
Declines in marketable equity securities below their cost that are deemed other-than-temporary are reflected in earnings as realized losses.
Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. FHLB stock is a non-marketable equity security that is carried at cost and evaluated for impairment when deemed necessary.
Loans
Loan receivables that management has the intent and ability to hold until maturity or payoff are reported at their outstanding principal balances adjusted for amounts due to borrowers on unadvanced loans, any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.
Interest income is accrued on the unpaid principal balance.

Notes to Consolidated Financial Statements

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount is recognized as an adjustment of the related loan yield using the interest method. The Company is amortizing these amounts over the contractual life of the related loans.
Residential real estate loans are generally placed on nonaccrual status when reaching 90 days past due or in process of collection. Past due status is based on the contractual terms of the loan. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on nonaccrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on nonaccrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on nonaccrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months. Interest income received on non-accrual loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual.
Cash receipts of interest income on impaired loans are credited to principal to the extent necessary to eliminate doubt as to the collectability of the net carrying amount of the loan. Some or all of the cash receipts of interest income on impaired loans is recognized as interest income if the remaining net carrying amount of the loan is deemed to be fully collectible. When recognition of interest income on an impaired loan on a cash basis is appropriate, the amount of income that is recognized is limited to that which would have been accrued on the net carrying amount of the loan at the contractual interest rate. Any cash interest payments received in excess of the limit and not applied to reduce the net carrying amount of the loan are recorded as recoveries of charge-offs until the charge-offs are fully recovered.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibality of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is allocated to loan types using both a formula-based approach (general component) and an analysis of certain individual loans for impairment (allocated component).
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Notes to Consolidated Financial Statements

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
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Commercial real estate:   Loans in this segment are primarily income-producing properties throughout Massachusetts and New Hampshire. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy resulting in increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows and collateral value of these loans.
Commercial:   Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.
Residential real estate:   The Company generally does not originate loans with a loan-to-value ratio greater than 80% and does not grant subprime loans. Loans with loan to value ratios greater than 80% require the purchase of private mortgage insurance. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower and value of collateral. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.
Construction and land development:   Loans in this segment primarily include speculative and pre-sold real estate development loans for which payment is derived from sale of the property and construction to permanent loans for which payment is derived from cash flows of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.
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
The Company from time to time, may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.
An unallocated component can be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.
Bank-Owned Life Insurance
Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in the net cash surrender value of the policies, as well as insurance proceeds received, are reflected in non-interest income on the consolidated statements of income and are not subject to income taxes.

Notes to Consolidated Financial Statements

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Cost and related allowances for depreciation and amortization of premises and equipment retired or otherwise disposed of are removed from the respective accounts with any gain or loss included in income or expense. Generally, depreciation on the buildings and equipment is calculated principally on the straight line method, and depreciation and amortization expense is charged against operations over the estimated useful lives of the related assets.
Foreclosed and Repossessed Assets
Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at the lower of the investment in the loan or fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. Subsequently, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Revenue and expenses from operations, changes in the valuation allowance, any direct write-downs and gains or losses on sales are included in other real estate owned expense.
Advertising
The Company directly expenses costs associated with advertising as they are incurred.
Earnings per Common Share
Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings per share are not represented herein as common stock has not been outstanding during the entire year ended December 31, 2015. At December 31, 2015, there are no common stock equivalents.
Employee Stock Ownership Plan
Compensation expense for the Employee Stock Ownership Plan (ESOP) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of shareholders’ equity on the consolidated balance sheet. The difference between the average fair market value and the cost of the shares by the ESOP is recorded as an adjustment to additional paid-in-capital.
Income Taxes
The Company recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount expected to be realized.
The Company examines its significant income tax positions annually to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.
Fair Values of Financial Instruments
GAAP requires that the Company disclose estimated fair values for its financial instruments. Fair value methods and assumptions used by the Company in estimating its fair value disclosures are as follows:
Cash and cash equivalents:   The carrying amounts of cash and cash equivalents approximate fair values.

Notes to Consolidated Financial Statements

Investments (including government mortgage-backed securities):   Fair values for investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
Loans receivable:   For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
Accrued interest receivable:   The carrying amount of accrued interest receivable approximates its fair value.
Deposit liabilities:   The fair values disclosed for deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Federal Home Loan Bank advances:   Fair values of Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Off-balance sheet instruments:   The fair value of commitments to originate loans is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments and the unadvanced portions of loans, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.
Recent Accounting Pronouncements
ASU No. 2014-04, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) —  “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”.   The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The amendments were effective for the Company on January 1, 2015. The application of this guidance did not have a material impact on the Company’s financial statements.
ASU No. 2014-14, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40) —  “Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”.   The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the

Notes to Consolidated Financial Statements

guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments are effective for the Company beginning on January 1, 2016. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — “Simplifying the Presentation of Debt Issuance Costs”.   The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company anticipates that the adoption of this ASU will not have a material impact on its consolidated financial statements.
ASU No. 2015-16, Business Combinations (Topic 805) — “Simplifying the Accounting for Measurement-Period Adjustments”.   This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
Note 3 — Investments in Securities
The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at December 31, 2015 and 2014:
(In thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. Government and federal agency	$1,996	$37	$—	$2,033
State and municipal	3,373	309	—	3,682
Corporate debt	1,000	71	—	1,071
Asset-backed securities	9,656	9	41	9,624
Government mortgage-backed securities	52,515	622	325	52,812
Trust preferred securities	1,368	55	307	1,116
Marketable equity securities	8,638	2,653	348	10,943
	78,546	3,756	1,021	81,281
Money market mutual funds included in cash and cash equivalents	(297)	—	—	(297)
Total available-for-sale securities	$78,249	$3,756	$1,021	$80,984

Notes to Consolidated Financial Statements

(In thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. Government and federal agency	$1,991	$92	$—	$2,083
State and municipal	3,479	422	—	3,901
Corporate debt	1,000	114	—	1,114
Asset-backed securities	2,733	—	87	2,646
Government mortgage-backed securities	54,063	989	199	54,853
Trust preferred securities	1,502	—	380	1,122
Marketable equity securities	8,063	3,048	84	11,027
	72,831	4,665	750	76,746
Money market mutual funds included in cash and cash equivalents	(714)	—	—	(714)
Total available-for-sale securities	$72,117	$4,665	$750	$76,032

The following summarizes the amortized cost of investment securities classified as held-to-maturity and their approximate fair values at December 31, 2015 and 2014:
(In thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
State and municipal	$44,623	$1,905	$54	$46,474
	$44,623	$1,905	$54	$46,474
December 31, 2014
State and municipal	$45,559	$1,940	$64	$47,435
	$45,559	$1,940	$64	$47,435

The scheduled maturities of debt securities were as follows at December 31, 2015:
	Available-for- Sale	Held-to-Maturity
(In thousands)	Fair Value	Amortized Cost Basis	Fair Value
Due within one year	$2,165	$—	$—
Due after one year through five years	1,347	2,647	2,719
Due after five years through ten years	618	5,677	5,858
Due after ten years	3,772	36,299	37,897
Government mortgage-backed securities	52,812	—	—
Asset-backed securities	9,624	—	—
	$70,338	$44,623	$46,474

During the years ended December 31, 2015 and 2014, gross realized gains on sales, calls and donated securities were $328,000 and $513,000, respectively, and gross losses realized were $11,000 and $85,000, respectively.
There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity at December 31, 2015.

Notes to Consolidated Financial Statements

Securities with carrying amounts of  $61.7 million and $86.9 million were pledged to secure available borrowings with the Federal Reserve Bank and Federal Home Loan Bank at December 31, 2015 and 2014, respectively.
The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at December 31, 2015 and 2014:
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Temporarily impaired securities:
State and municipal	$3,195	$28	$729	$26	$3,924	$54
Asset-backed securities	5,062	7	2,005	34	7,067	41
Government mortgage-backed securities	21,108	88	9,156	237	30,264	325
Trust preferred securities	—	—	1,017	307	1,017	307
Marketable equity securities	1,591	166	529	182	2,120	348
Total temporarily impaired securities	$30,956	$289	$13,436	$786	$44,392	$1,075
December 31, 2014
Temporarily impaired securities:
State and municipal	$—	$—	$5,847	$64	$5,847	$64
Asset-backed securities	—	—	2,645	87	2,645	87
Government mortgage-backed securities	2,472	4	12,518	195	14,990	199
Trust preferred securities	26	36	1,096	344	1,122	380
Marketable equity securities	683	80	115	4	798	84
Total temporarily impaired securities	$3,181	$120	$22,221	$694	$25,402	$814

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
Trust preferred securities:   Management monitors its pooled-trust preferred securities for possible other-than-temporary-impairment on a quarterly basis. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary-impairment cash flow testing. Critical assumptions that go into the other-than-temporary-impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary-impairment cash flow testing noted no other-than-temporary-impairment in 2015.

Notes to Consolidated Financial Statements

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the years ended December 31, 2015 and 2014 is as follows:
(In thousands)
Trust preferred securities:
Balance, December 31, 2013	$688
Additions for the credit component on debt securities in which an other-than-temporary impairment was previously recognized	—
Balance, December 31, 2014	688
Additions for the credit component on debt securities in which an other-than-temporary impairment was previously recognized	—
Balance, December 31, 2015	$688

Note 4 — Loans
Loans consisted of the following at December 31, 2015 and 2014:
(In thousands)	2015	2014
Commercial real estate	$285,356	$249,691
Commercial	112,073	97,589
Residential real estate	92,392	104,568
Construction and land development	71,535	47,079
Consumer	1,855	2,863
	563,211	501,790
Allowance for loan losses	(7,905)	(7,224)
Deferred loan fees, net	(377)	(383)
Net loans	$554,929	$494,183

Notes to Consolidated Financial Statements

The following tables set forth information regarding the allowance for loans and impaired loans by portfolio segment as of and for the years ended December 31, 2015 and 2014:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Beginning balance	$3,500	$1,751	$560	$872	$184	$357	$7,224
Charge-offs	—	(96)	—	—	(65)	—	(161)
Recoveries	—	20	6	—	11	—	37
Provision (benefit)	327	463	(154)	364	(11)	(184)	805
Ending balance	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Ending balance:
Individually evaluated for impairment	$—	$488	$—	$—	$—	$—	$488
Ending balance:
Collectively evaluated for impairment	3,827	1,650	412	1,236	119	173	7,417
Total allowance for loan losses ending balance	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Loans:
Ending balance:
Individually evaluated for impairment	$3,272	$1,755	$437	$—	$—	$—	$5,464
Ending balance:
Collectively evaluated for impairment	282,084	110,318	91,955	71,535	1,855	—	557,747
Total loans ending balance	$285,356	$112,073	$92,392	$71,535	$1,855	$—	$563,211

Notes to Consolidated Financial Statements

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$3,207	$1,331	$725	$363	$206	$245	$6,077
Charge-offs	(243)	—	(30)	—	(91)	—	(364)
Recoveries	24	5	24	—	6	—	59
Provision (benefit)	512	415	(159)	509	63	112	1,452
Ending balance	$3,500	$1,751	$560	$872	$184	$357	$7,224
Ending balance:
Individually evaluated for impairment	$—	$62	$—	$—	$—	$—	$62
Ending balance:
Collectively evaluated for impairment	3,500	1,689	560	872	184	357	7,162
Total allowance for loan losses ending balance	$3,500	$1,751	$560	$872	$184	$357	$7,224
Loans:
Ending balance:
Individually evaluated for impairment	$4,276	$821	$221	$—	$—	$—	$5,318
Ending balance:
Collectively evaluated for impairment	245,415	96,768	104,347	47,079	2,863	—	496,472
Total loans ending balance	$249,691	$97,589	$104,568	$47,079	$2,863	$—	$501,790

At December 31, 2015 and 2014, loans with an aggregate principal balance of  $245.8 million and $207.2 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank.
Certain trustees and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank during 2015. Total loans to such persons and their companies amounted to $8,464,000 and $9,646,000 at December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, $6,000 and $2,513,000 of advances and principal payments of $1,188,000 and $1,524,000 were made, respectively.

Notes to Consolidated Financial Statements

The following tables set forth information regarding nonaccrual loans and past-due loans by portfolio segment at December 31, 2015 and 2014:
(In thousands)	30 – 59 Days	60 – 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual Loans

December 31, 2015
Commercial real estate	$—	$—	$—	$—	$285,356	$285,356	$—	$106
Commercial	—	—	—	—	112,073	112,073	—	1,147
Residential real estate	130	173	365	668	91,724	92,392	—	1,031
Construction and land development	—	—	—	—	71,535	71,535	—	—
Consumer	1	1	—	2	1,853	1,855	—	—
Total	$131	$174	$365	$670	$562,541	$563,211	$—	$2,284

December 31, 2014
Commercial real estate	$110	$132	$363	$605	$249,086	$249,691	$—	$3,002
Commercial	149	108	350	607	96,982	97,589	—	516
Residential real estate	—	404	423	827	103,741	104,568		1,564
Construction and land development	—	—	—	—	47,079	47,079	—	—
Consumer	9	—	—	9	2,854	2,863	—	—
Total	$268	$644	$1,136	$2,048	$499,742	$501,790	$—	$5,082

Notes to Consolidated Financial Statements

Information about the Company’s impaired loans by portfolio segment was as follows at December 31, 2015 and 2014:
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2015
With no related allowance recorded:
Commercial real estate	$3,272	$3,272	$—	$3,788	$149
Commercial	661	661	—	611	20
Residential real estate	437	437	—	323	17
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$4,370	$4,370	$—	$4,722	$186
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	1,094	1,094	488	901	2
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$1,094	$1,094	$488	$901	$2
Total
Commercial real estate	$3,272	$3,272	$—	$3,788	$149
Commercial	1,755	1,755	488	1,512	22
Residential real estate	437	437	—	323	17
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$5,464	$5,464	$488	$5,623	$188
December 31, 2014
With no related allowance recorded:
Commercial real estate	$4,276	$4,276	$—	$3,070	$161
Commercial	506	506	—	370	20
Residential real estate	221	221	—	368	24
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$5,003	$5,003	$—	$3,808	$205
With an allowance recorded:
Commercial real estate	$—	$—	$—	$279	$—
Commercial	315	318	62	328	12
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$315	$318	$62	$607	$12
Total
Commercial real estate	$4,276	$4,276	$—	$3,349	$161
Commercial	821	824	62	698	32
Residential real estate	221	221	—	368	24
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$5,318	$5,321	$62	$4,415	$217

Notes to Consolidated Financial Statements

The following summarizes troubled debt restructurings entered into during the years ended December 31, 2015 and 2014:
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year-Ended December 31, 2015
Troubled debt restructurings:
Commercial real estate	2	$464	$464
Commercial	8	1,578	1,578
Residential real estate	2	226	226
	12	$2,268	$2,268
Year-Ended December 31, 2014
Troubled debt restructurings:
Commercial real estate	1	$1,229	$1,229
Commercial	1	31	31
	2	$1,260	$1,260

None of the loans modified as troubled debt restructuring during 2015 and 2014 defaulted during the period after modification.
In 2015, we approved nine troubled debt restructures with no specific reserves required based on an analysis of the borrowers’ repayment ability and/or collateral coverage. Of these, two commercial loans to the same borrower were placed on a 13-month interest only period with re-amortization to follow based on the remaining term. One commercial loan and one owner-occupied commercial real estate mortgage to the same borrower were re-amortized over an extended term and maturity to ease up the borrowers’ cash flow. One investment commercial real estate loan was placed on interest only payments to allow the borrower time to market the property, with principal and interest payments to follow. Two small commercial term loans were re-amortized under forbearance agreements with no reserve required due to 100% SBA guarantees. Finally, two residential real estate mortgages were modified to interest only payments and later were re-amortized over an extended term and maturity. We approved three troubled debt restructures that required a specific reserve consisting of a commercial loan term that was modified to defer principal payments. The Company classified this loan as doubtful and maintain a 50% reserve on the balance of the loan. Two commercial term loans were modified under forbearance agreements and a 15% reserve was applied, consisting of the non-SBA guaranteed portion of the loan balances.
There were two loans modified as troubled debt restructures during 2014. The commercial loan was modified to reduce the interest and extend the term of the loan. The commercial real estate loan was modified into two loans. The TDR is a loan that is secured by properties that are on the market to sell. The Company has evaluated the collateral and has deemed that there is sufficient collateral and no specific reserves are necessary. The loans are on non-accrual and reported as impaired loans as of December 31, 2014.
At December 31, 2015 and 2014, there were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings.

Notes to Consolidated Financial Statements

The following tables present the Company’s loans by risk rating and portfolio segment at December 31, 2015 and 2014:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total
December 31, 2015
Grade:
Pass	$265,325	$106,677	$—	$71,535	$—	$443,537
Special mention	15,700	1,403	—	—	—	17,103
Substandard	4,331	3,083	1,329	—	—	8,743
Doubtful	—	910	—	—	—	910
Not formally rated	—	—	91,063	—	1,855	92,918
Total	$285,356	$112,073	$92,392	$71,535	$1,855	$563,211
December 31, 2014
Grade:
Pass	$236,689	$89,269	$—	$37,867	$—	$363,825
Special mention	5,336	6,498	—	9,212	—	21,046
Substandard	7,666	1,822	1,374	—	—	10,862
Not formally rated	—	—	103,194	—	2,863	106,057
Total	$249,691	$97,589	$104,568	$47,079	$2,863	$501,790

Credit Quality Information
The Company utilizes a seven grade internal loan rating system for commercial real estate, construction and land development, and commercial loans as follows:
Loans rated 1 – 3:   Loans in these categories are considered “pass” rated loans with low to average risk.
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
For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Subsequent risk rating downgrades are based upon the borrower’s payment activity. All other residential and consumer loans are not formally rated.

Notes to Consolidated Financial Statements

The Bank has sold mortgage loans with servicing rights retained. The fair value of those servicing rights under GAAP is not material and has not been recognized in the 2015 and 2014 consolidated financial statements.
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $10,448,000 and $12,588,000 at December 31, 2015 and 2014, respectively.
Note 5 — Premises and Equipment
The following is a summary of premises and equipment at December 31, 2015 and 2014:
(In thousands)	2015	2014
Land	$2,424	$2,424
Buildings and leasehold improvements	9,191	9,102
Furniture and equipment	4,190	3,733
Leasehold improvements	2,911	2,890
Construction in progress	1,251	—
	19,967	18,149
Accumulated depreciation and amortization	(8,361)	(7,646)
Premises and equipment, net	$11,606	$10,503

Depreciation and amortization expense was $713,000 and $767,000 for the years ended December 31, 2015 and 2014, respectively.
Note 6 — Deposits
The following is a summary of deposit balances by type at December 31, 2015 and 2014:
(In thousands)	2015	2014
NOW and demand	$238,462	$211,678
Regular savings	106,208	90,389
Money market deposits	108,377	110,468
Total non-certificate accounts	453,047	412,535
Term certificates of $100,000 or more	36,941	29,910
Term certificates less than $100,000	87,247	94,239
Total certificate accounts	124,188	124,149
Total deposits	$577,235	$536,684

The aggregate amount of time deposit accounts in denominations of  $100,000 or more at December 31, 2015 and 2014 was $36,941,000 and $29,910,000, respectively.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed into law on July 21, 2010, permanently raised the maximum deposit insurance amount to $250,000, retroactive to January 1, 2008.
The aggregate amounts of time deposits in denominations over $250,000 were $3,373,000 and $6,583,000 at December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, the aggregate amount of brokered time deposits was $63,379,000 and $66,956,000, respectively. At December 31, 2015 and 2014, $63,379,000 and $66,956,000, respectively, of brokered time deposits were included in time deposit accounts in denominations of less than $100,000 above.

Notes to Consolidated Financial Statements

At December 31, 2015, the scheduled maturities for time deposits for each of the following five years are as follows:
(In thousands)	2015	2014
2015	$—	$53,180
2016	81,116	56,184
2017	27,746	11,113
2018	12,737	3,077
2019	679	595
2020	1,910	—
Total	$124,188	$124,149

Deposits from related parties held by the Company at December 31, 2015 and 2014 amounted to $3,100,000 and $3,282,000, respectively.
Note 7 — Federal Home Loan Bank Advances
Advances consist of funds borrowed from the FHLB. Maturities of advances from the FHLB for years ending after December 31, 2015 and 2014 are summarized as follows:
(In thousands)	2015	2014
2015	$—	$21,600
2016	49,112	9,112
2017	5,000	8,525
2020	3,311	—
Total	$57,423	$39,237

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and other qualified assets.
In August of 2015, the Bank modified $3.5 million of its FHLB borrowings and extended the maturity. The Bank incurred a prepayment penalty of  $233,000. In accordance with ASC 470, the prepayment penalty is being amortized over the life of the newly modified borrowing.
At December 31, 2015, the interest rates on FHLB advances ranged from 0.47% to 3.99%. At December 31, 2015, the weighted average interest rate on FHLB advances was 1.07%.
Note 8 — Income Taxes
The components of income tax expense are as follows for the years ended December 31, 2015 and 2014:
(In thousands)	2015	2014
Current tax expense (benefit):
Federal	$2,066	$2,163
State	277	197
Net operating loss carryforward	(14)	(14)
	2,329	2,346
Deferred tax expense (benefit):
Federal	(745)	(689)
State	(221)	(204)
	(966)	(893)
Net income tax expense	$1,363	$1,453

Notes to Consolidated Financial Statements

The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2015 and 2014:
	2015	2014
Federal income tax at statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	3.5	2.2
Tax exempt income and dividends received deduction	(9.5)	(10.6)
Gain on donated securities	(1.6)	(1.3)
Other	(0.1)	(0.1)
Effective tax rate	26.3%	24.2%

The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2015 and 2014:
(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,157	$2,885
Depreciation	—	129
Net operating loss carryforward	69	83
Deferred compensation	1,940	1,582
Deferred loan fees, net	154	161
Writedown of securities	242	235
Reserve for unfunded commitments	68	43
Charitable contribution carryover	597	—
Other	16	17
Gross deferred tax assets	6,243	5,135
Deferred tax liabilities:
Depreciation	(57)	—
FHLB restructure fees	(85)	—
Net unrealized holding gain on securities	(1,045)	(1,503)
Gross deferred tax liabilities	(1,187)	(1,503)
Net deferred tax asset	$5,056	$3,632

At December 31, 2015, the Company had federal net operating loss carryovers of  $202,000. The carryovers were transferred to the Company upon the merger with Amesbury Cooperative Bank during the year ended December 31, 2001. The losses will expire in 2020 and are subject to certain annual limitations which amount to $42,000 per year.
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2015 and 2014.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2015 and 2014, there was no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through December 31, 2014.

Notes to Consolidated Financial Statements

Note 9 — Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. However, participants in the 401(k) plan must complete one year of service to be eligible for safe harbor contributions and employer discretionary contributions. A Safe Harbor Plan was adopted by the Company effective January 1, 2007. Under the Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The expense recognized under the 401(k) plan was $336,000 and $308,000 for the years ended December 31, 2015 and 2014, respectively.
Supplemental Executive Retirement Plans
The Company has Supplemental Executive Retirement Agreements with certain Executive Officers. These agreements are designed to supplement the benefits available through the Company’s retirement plan. The liability for the retirement benefits amounted to $3,474,000 and $2,579,000 at December 31, 2015 and 2014, respectively, and is included in other liabilities. The expense recognized for these benefits was $895,000 and $551,000 for the years ended December 31, 2015 and 2014, respectively.
Employee Stock Ownership Plan
The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year through 2029 is 23,810.
The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 357,152 shares of the Company’s Common stock at a price of  $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate (3.50% at December 31, 2015). Loan payments are principally funded by cash contributions from the Company.
December 31, 2015
Shares held by the ESOP include the following:
Allocated	—
Committed to be allocated	23,810
Unallocated	333,342
Total	357,152

Note 10 — Long-Term Incentive Plan
The Bank awards compensation through a plan called The Provident Bank Long-Term Incentive Plan. The purpose of the plan is to provide deferred compensation to officers of the Bank and to provide performance incentives for such persons. Such deferred compensation is based upon the award of phantom stock, the value of which is based on the Bank’s ability to grow earnings and capital.
Compensation under the Plan is accrued over the vesting period.
The liability for the plan amounted to $1,299,000 and $1,246,000 at December 31, 2015 and 2014, respectively, and is included in other liabilities. Expenses relating to the plan amounted to $480,000 and $448,000 for the years ended December 31, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements

Note 11 — Regulatory Matters
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
The new regulations also changed the risk weights of certain assets, including an increase in the risk weight of certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or on non-accrual status to 150% from 100%, a credit conversion factor for the unused portion of commitments with maturities of less than one year that are not cancellable to 20% from 0%, an increase in the risk weight for mortgage servicing rights and deferred tax assets that are not deducted from capital to 250% from 100%, and an increase in the risk weight for equity exposures to 300% from 100%.
As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The completion of the stock offering has enhanced the Bank’s Regulatory Capital.

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios at December 31, 2015 and 2014 are summarized as follows:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital (to Risk Weighted Assets)	$104,032	17.06%	$48,780	≥8.0%	$60,975	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)	95,370	15.64	36,585	≥6.0	48,780	≥ 8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	95,370	15.64	27,439	≥4.5	39,634	≥ 6.5
Tier 1 Capital (to Average Assets)	95,370	13.42	28,435	≥4.0	35,544	≥ 5.0
December 31, 2014
Total Capital ( to Risk Weighted Assets)	$81,229	15.37%	$42,273	≥8.0%	$52,841	≥10.0%
Tier 1 Capital (to Risk Weighted Assets)	73,282	13.87	21,136	≥4.0	31,705	≥ 6.0
Tier 1 Capital (to Average Assets)	73,282	11.31	25,915	≥4.0	32,393	≥ 5.0
Note 12 — Commitments and Contingent Liabilities
At December 31, 2015, the Company was obligated under non-cancelable operating leases for bank premises and equipment.
The total minimum rental due in future periods under these existing agreements is as follows at December 31, 2015:
(In thousands)
2016	$304
2017	304
2018	302
2019	293
2020	245
Years thereafter	2,603
Total minimum lease payments	$4,051

The total rental expense amounted to $279,000 and $237,000 for the years ended December 31, 2015 and 2014, respectively.
Note 13 — Financial Instruments
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced funds on loans. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Notes to Consolidated Financial Statements

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies, but may include secured interests in real property, accounts receivable, inventory, property, plant and equipment and income producing properties.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2015 and 2014, the maximum potential amount of the Company’s obligation was $5,474,000 and $3,631,000, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.
Notional amounts of financial instrument with off-balance sheet credit risk are as follows at December 31, 2015 and 2014:
(In thousands)	2015	2014
Commitments to originate loans	$15,592	$9,061
Letters of credit	5,474	3,631
Unadvanced portions of loans	191,598	115,382
	$212,664	$128,074

Note 14 — Significant Group Concentrations of Credit Risk
Most of the Company’s business activity is with customers located within the states of Massachusetts and New Hampshire. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in the states of Massachusetts and New Hampshire.
Note 15 — Fair Value Measurements
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
Basis of Fair Value Measurements
•
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 — Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

•
Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Notes to Consolidated Financial Statements

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
The Company classified its investments in marketable equity securities as Level 1 securities.
The following summarizes financial instruments measured at fair value on a recurring basis at December 31, 2015 and 2014:
	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2015
U.S. Government and federal agency	$2,033	$—	$2,033	$—
State and municipal	3,682	—	3,682	—
Corporate debt	1,071	—	1,071	—
Asset-backed securities	9,624	—	9,624	—
Mortgage-backed securities	52,812	—	52,812	—
Trust preferred securities	1,116	—	—	1,116
Marketable equity securities	10,646	10,646	—	—
Totals	$80,984	$10,646	$69,222	$1,116

Notes to Consolidated Financial Statements

	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2014
U.S. Government and federal agency	$2,084	$—	$2,084	$—
State and municipal	3,901	—	3,901	—
Corporate debt	1,114	—	1,114	—
Asset-backed securities	2,645	—	2,645	—
Government mortgage-backed securities	54,853	—	54,853	—
Trust preferred securities	1,122	—	—	1,122
Marketable equity securities	10,313	10,313	—	—
Totals	$76,032	$10,313	$64,597	$1,122

The Company did not have any transfers of financial instruments measured at fair value on a recurring basis between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2015 and 2014.
The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2015 and 2014:
(In thousands)	Available for Sale Securities
Balance beginning January 1, 2014	$1,392
Total gains or (losses) (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	934
Paydowns	(1,204)
Ending balance, December 31, 2014	$1,122
Balance beginning January 1, 2015	$1,122
Total gains or (losses) (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	128
Paydowns	(134)
Ending balance, December 31, 2015	$1,116

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

Notes to Consolidated Financial Statements

The following summarizes financial instruments measured at fair value on a nonrecurring basis at December 31, 2015 and 2014:
	Fair Value Measurements at Reporting Date Using:
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2015
Impaired loans	$606	$—	$—	$606
December 31, 2014
Impaired loans	$253	$—	$—	$253
The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2015 and 2014:
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2015
Impaired loans	$606	Real estate appraisals	Discount for dated appraisals	6 – 10%
December 31, 2014
Impaired loans	$253	Real estate appraisals	Discount for dated appraisals	6 – 10%
Note 16 — Disclosures About Fair Values of Financial Instruments
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
The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2015 and 2014:
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3
December 31, 2015
Financial assets:
Cash and cash equivalents	$20,464	$20,464	$—	$—
Available-for-sale securities	80,984	10,646	69,222	1,116
Held-to-maturity securities	44,623	—	46,474	—
Federal Home Loan Bank of Boston stock	3,310	3,310	—	—
Loans, net	554,929	—	—	561,937
Accrued interest receivable	2,251	—	2,251	—
Financial liabilities:
Deposits	577,235	—	—	577,316
Federal Home Loan Bank advances	57,423	—	57,774	—

Notes to Consolidated Financial Statements

	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3
December 31, 2014
Financial assets:
Cash and cash equivalents	$9,558	$9,558	$—	$—
Available-for-sale securities	76,032	10,313	64,597	1,122
Held-to-maturity securities	45,559	—	47,435	—
Federal Home Loan Bank of Boston stock	3,642	3,642	—	—
Loans, net	494,183	—	—	501,049
Accrued interest receivable	2,056	—	2,056	—
Financial liabilities:
Deposits	536,684	—	—	537,281
Federal Home Loan Bank advances	39,237	—	40,020	—
The carrying amounts of financial instruments shown above are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.
Note 17 — Small Business Lending Fund
On September 13, 2011, as part of the Small Business Lending Fund Program (“SBLF”) of the U. S. Treasury (“Treasury”), the Company entered into a Letter Agreement pursuant to which the Company issued and sold to the Treasury 17,145 shares of the Company’s Non-Cumulative Perpetual Preferred Stock, Series A, no par value, having liquidation preference of  $1,000 per preferred share (the “Series A Preferred Stock”).
The initial rate payable on SBLF capital is, at most, five percent, and the rate falls to one percent if a bank’s small business lending increases by ten percent or more. Banks that increase their lending by less than ten percent pay rates between two percent and four percent. If a bank’s lending does not increase in the first two years, however, the rate increases to seven percent, and after 4.5 years total, the rate for all banks increases to nine percent (if the bank has not already repaid the SBLF funding). The dividend will be paid only when declared by the Company’s Board of Directors. The Series A Preferred Stock has no maturity date and ranks senior to Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Company’s dividend rate on SBLF capital at December 31, 2015 and 2014 was 1.0%. SBLF dividends paid for the years ended December 31, 2015 and 2014 amounted to $167,000 and $172,000, respectively.
On December 21, 2015 the Company redeemed the 17,145 shares of Series A Preferred Stock issued to the U.S. Treasury under the SBLF preferred stock program. The redemption was completed with a payment to the U.S. Treasury of  $17,145,000 plus accrued dividends.
Note 18 — Reclassification
Certain amounts in the prior year have been reclassified to be consistent with the current year’s consolidated financial statement presentation, and had no effect on the net income reported in the consolidated income statement.

Notes to Consolidated Financial Statements

Note 19 — Condensed Financial Statements of Parent Only
Financial information pertaining only to Provident Bancorp, Inc. is as follows:
Provident Bancorp, Inc. — Parent Only Balance Sheet
(In thousands)	2015	2014
Assets
Cash and due from banks	$961	$141
Investment in common stock of The Provident Bank	97,128	75,693
Other assets	3,338	—
Total assets	$101,427	$75,834
Liabilities and Shareholders’ Equity
Accrued expenses	$21	$43
Shareholders’ equity	101,406	75,791
Total liabilities and shareholders’ equity	$101,427	$75,834

Provident Bancorp, Inc. — Parent Only Income Statement	Twelve Months Ended December 31,
(In thousands)	2015	2014
Total income	$54	$130
Operating expenses	9	—
Income before income taxes and equity in undistributed net income of The Provident Bank	45	130
Applicable income tax provision	—	—
Income before equity in income of subsidiaries	—	—
Equity in undistributed net income of The Provident Bank	3,778	4,432
Net income	$3,823	$4,562

Notes to Consolidated Financial Statements

Provident Bancorp, Inc. — Parent Only Statement of Cash Flows	Twelve Months Ended December 31,
(In thousands)	2015	2014
Cash flows from operating activities:
Net income	$3,823	$4,562
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(3,778)	(4,432)
Contribution of stock to charitable foundation	1,900	—
Increase in other assets	(3,338)
Increase in other liabilities	(22)
Net cash (used in) provided by operating activities	(1,415)	130
Cash flows from investing activities:
Investment in The Provident Bank	(18,078)	—
Net cash used in investing activities	(18,078)	—
Cash flows from financing activities:
Proceeds from sale of common stock, net	37,625	—
Redemption of SBLF preferred stock	(17,145)	—
Preferred stock dividends	(167)	(129)
Net cash provided by (used) in financing activities	20,313	(129)
Net increase in cash and cash equivalents	820	1
Cash and cash equivalents at beginning of year	141	140
Cash and cash equivalents at end of year	$961	$141

Note 20 — Selected Quarterly Financial Data (unaudited)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Interest and dividend income	$6,074	$5,570	$6,252	$5,751	$6,448	$5,879	$6,678	$6,066
Interest expense	547	576	550	580	567	578	510	557
Net interest and dividend income	5,527	4,994	5,702	5,171	5,881	5,301	6,168	5,509
Provision for loan losses	278	389	193	345	174	187	160	531
Gain on sales, calls and donated securities, net	81	97	21	327	215	—	—	4
Other income	743	775	838	841	945	918	963	951
Total noninterest income	824	872	859	1,168	1,160	918	963	955
Total noninterest expense	4,667	4,233	4,680	4,441	6,871	4,227	4,875	4,520
Income tax (benefit) expense	393	321	459	179	(134)	555	645	398
Net income	$1,013	$923	$1,229	$1,374	$130	$1,250	$1,451	$1,015
Income (loss) per share:
Basic	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Weighted Average Shares:
Basic	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Diluted	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A