Form 10-K/A
period 2015-12-31
Provident Bancorp, Inc.
filed 2016-04-28
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of July 6, 2015, the first day of trading in the registrant’s common stock, as reported by the Nasdaq Capital Market, was approximately $49 million.

The number of shares outstanding of the registrant’s common stock as of March 22, 2016 was 9,498,722.

DOCUMENTS INCORPORATED BY REFERENCE:

None

This Amendment No. 1 to the Annual Report of Provident Bancorp, Inc. on Form 10-K/A, or this Form 10-K/A, amends our Annual Report on Form 10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission, or SEC, on March 30, 2016, or the Original Form 10-K. This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K. The Part III information may be incorporated by reference from our definitive proxy statement, or if such proxy statement is not filed with the SEC within 120 days after the end of our fiscal year, such information may be included in an amendment to the Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors is currently composed of eight members. Information regarding our directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each biography is as of December 31, 2015. The address for each director is 5 Market Street, Amesbury, Massachusetts 01913. Except as indicated herein, there are no arrangements or understandings between the directors and any other person pursuant to which such directors were selected.

All of the directors are long time residents of the communities served by Provident Bancorp, Inc. (the “Company”) and its subsidiaries and many of such individuals have operated, or currently operate, businesses located in such communities. As a result, each director has significant knowledge of the businesses that operate in the Company’s market area, an understanding of the general real estate market, values and trends in such communities and an understanding of the overall demographics of such communities. Additionally, as residents of such communities, each director has direct knowledge of the trends and developments occurring in such communities. As a community banking institution, the Company believes that the local knowledge and experience of its directors assists the Company in assessing the credit and banking needs of its customers, developing products and services to better serve its customers and in assessing the risks inherent in its lending operations. As local residents, our directors are also exposed to the advertising, product offerings and community development efforts of competing institutions which, in turn, assists the Company in structuring its marketing efforts and community outreach programs.

The following directors have terms ending in 2016:

John K. Bosen, age 51, is an attorney and owner of Bosen & Associates, P.L.L.C., located in Portsmouth, New Hampshire, which he founded in April of 2004. Mr. Bosen’s practice focuses in the areas of business law, real estate, and litigation. He is a member of both the New Hampshire and Massachusetts Bar Associations. He is also admitted to practice before the United States District Court, District of New Hampshire, and the United States Court of Appeals for the First Circuit. Mr. Bosen’s experience as an attorney assists the board of directors in analyzing and addressing the legal requirements of Provident Bancorp, Inc. and The Provident Bank, including any litigation matters.

Robert A. Gonthier, Jr., age 74, retired in 1999 as the Vice President of Procurement of Gould Shawmut, a national distributor of fuses. Mr. Gonthier was employed by the company for 32 years. Mr. Gonthier’s years of experience in business assists us in developing strategic planning.

David P. Mansfield, age 54, has served as the President and Chief Executive Officer of Provident Bancorp, Inc. and Chief Executive Officer of The Provident Bank since May 2013, having joined The Provident Bank as Chief Financial Officer in 2001. Mr. Mansfield previously worked as a bank examiner for both the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation, and is a Certified Financial Analyst. Mr. Mansfield’s positions as President and Chief Executive Officer foster clear accountability, effective decision-making, a clear and direct channel of communication from senior management to the full board of directors, and alignment on corporate strategy.

The following directors have terms ending in 2017:

Charles R. Cullen, age 64, is the Chairman of the Board of Provident Bancorp, Inc. and The Provident Bank, and previously served as President and Chief Executive Officer of The Provident Bank from May 2003 until May 2013, with over 40 years experience in the banking industry. Mr. Cullen’s experience in banking, and specifically at The Provident Bank, provides him with extensive knowledge of our operations, as well as banking regulation and internal controls.

Laurie H. Knapp, age 58, is a certified public accountant and sole owner of Laurie H. Knapp CPA PC, an accounting firm located in Amesbury, Massachusetts. Ms. Knapp specializes in personal and corporate taxes. Her experience as a certified public accountant assists the board of directors in assessing our accounting practices and with respect to tax matters.

Wayne S. Tatro, age 74, retired in 2001 following a 37-year career at LeBaron Bonney, a family owned business that began in the 1930’s. Mr. Tatro was part owner and president of the company. The company manufactured upholstery for antique cars, and distributed their products both nationally and internationally. The company was sold in 1998 and Mr. Tatro continued his employment there until his retirement in 2001. Mr. Tatro’s experience owning a business provides us insight with respect to our commercial business customers, and his long career in one of our local markets provides us valuable insight regarding our market area.

The following directors have terms ending in 2018:

Frank G. Cousins, Jr., age 57, has served as the Sheriff of Essex County, Massachusetts for 18 years. Mr. Cousins’ years of service as a law enforcement officer in our community provides valuable insight into the economic and business needs of our community, as well as insight into where we can best serve our community in other ways, including charitable donations.

Richard L. Peeke, age 71, is a former insurance executive who retired in 2007 after 41 years of experience in the insurance industry. Mr. Peeke’s experience as an insurance adjuster, including as a National General Adjuster at American International Group (AIG), gives him unique insights into our challenges, opportunities and operations in the insurance products field and with respect to our insurance needs.

Information about Executive Officers

The following provides information regarding our executive officers as of December 31, 2015, who are not directors of the Company.

Charles F. Withee, age 53, is The Provident Bank’s President and Chief Lending Officer, positions he has held since May 2013. Mr. Withee is also a director of The Provident Bank. Mr. Withee joined The Provident Bank as Senior Lender in 2004, and has nearly 30 years of commercial banking experience in Massachusetts and New Hampshire.

Carol L. Houle, age 45, is Executive Vice President and Chief Financial Officer of Provident Bancorp, Inc. and The Provident Bank. Ms. Houle is a Certified Public Accountant, and joined The Provident Bank in September 2013. Previously, Ms. Houle was a partner at the accounting firm of Shatswell, MacLeod & Company, P.C., where she worked for 17 years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Provident Bancorp, Inc. common stock during the year ended December 31, 2015.

Code of Ethics for Senior Officers

Provident Bancorp, Inc. has adopted a Code of Ethics for Senior Officers that applies to Provident Bancorp, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on our website at www.theprovidentbank.com.

Amendments to and waivers from the Code of Ethics for Senior Officers will also be disclosed on our website.

The Company has also established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner.

Audit Committee

The Board of Directors has established an Audit Committee consisting of Directors Laurie H. Knapp (Chairman), Frank G. Cousins, Jr., Richard L. Peeke and Wayne S. Tatro. In addition to meeting the independence requirements of the Nasdaq Stock Market, Inc., each member of the Audit Committee meets the audit committee independence requirements of the Securities and Exchange Commission. The Board of Directors has determined that Laurie H. Knapp qualifies as an audit committee financial expert under the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes, for the years ended December 31, 2015 and 2014, the total compensation paid to, or earned by, Mr. Mansfield, who serves as The Provident Bank’s Chief Executive Officer, Mr. Withee, who serves as The Provident Bank’s President and Chief Lending Officer, and Ms. Houle, who serves as The Provident Bank’s Executive Vice President and Chief Financial Officer. We refer to these individuals as “Named Executive Officers.”

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(2)	Total ($)

David P. Mansfield	2015	400,000	8,000	172,000	44,997	624,997
Chief Executive Officer	2014	310,577	120,000	90,000	9,583	530,160

Charles F. Withee	2015	300,000	6,000	103,000	42,900	447,900
President and Chief Lending Officer	2014	259,231	87,500	62,500	10,328	419,559

Carol L. Houle	2015	210,000	4,200	58,800	22,339	295,339
Executive Vice President and Chief Financial Officer	2014	186,346	54,000	46,250	1,662	288,258

(1)	For 2015, represents cash incentives earned under The Provident Bank Executive Annual Incentive Plan. For 2014, represents cash incentives earned under The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan. See “—Executive Annual Incentive Plan” and “—Non-Equity Incentive Program” for further details.
(2)	The amounts reflect what we have paid to, or reimbursed, the applicable Named Executive Officer for various benefits we provide. A break-down of the various elements of compensation in this column for the year ended December 31, 2015 is set forth in the table immediately below. For the year ended December 31, 2015, neither Messrs. Mansfield nor Withee nor Ms. Houle received perquisites or personal benefits that, in the aggregate, were greater than or equal to $10,000.

All Other Compensation
Name	Year	Employer Matching Contribution To 401(k) Plan (a) ($)	Allocations Under Employee Stock Ownership Plan (b) ($)	Long-Term Disability Premiums ($)	Car Allowance ($)	Total ($)
David P. Mansfield	2015	17,215	13,188	4,594	10,000	44,997
Charles F. Withee	2015	14,712	13,188	―	15,000	42,900
Carol L. Houle	2015	9,201	13,138	―	―	22,339

(a)	Represents the matching contributions made by The Provident Bank to the Named Executive Officer’s 401(k) plan account for the plan year.
(b)	Represents the approximate value of shares allocated to the individual’s Employee Stock Ownership Plan account for the year ended December 31, 2015.

Employment Agreements

The Provident Bank has entered into employment agreements with Messrs. Mansfield and Withee and Ms. Houle. The employment agreements with Messrs. Mansfield and Withee have terms of three years. The employment agreement with Ms. Houle has a term of two years. Beginning as of January 1, 2016, and continuing as of each January 1 thereafter, the disinterested members of the board of directors must conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreements for an additional year or determine not to extend the term of any of the agreements.

The employment agreements provide Messrs. Mansfield and Withee and Ms. Houle with base salaries of $400,000, $300,000 and $210,000, respectively. The Provident Bank may increase the base salaries from time to time. In addition to base salaries, the executives are entitled to participate in any employee benefit plans and bonus programs in effect from time to time for senior executives of The Provident Bank. The Provident Bank will also reimburse the executives for all reasonable business expenses incurred by them in the performance of their duties and responsibilities.

In the event of an executive’s involuntary termination of employment for reasons other than cause, disability or death, or in the event of his or her resignation for “good reason,” in either case prior to the attainment of age 65, he or she will receive a severance payment equal to three times (in the case of Messrs. Mansfield and Withee) or two times (in the case of Ms. Houle) the sum of (i) his or her base salary then in effect and (ii) his or her “Annual Bonus.” For purposes of the employment agreements, the term “Annual Bonus” means the average of the aggregate bonuses paid (or accrued, but not yet paid) to the executive for the three calendar years immediately preceding the termination of employment. The Provident Bank will make the payments in 12 monthly installments, unless the termination of employment occurs within two years of a change in control, in which case The Provident Bank will make the payment in a lump sum at the time of the termination of employment. In addition, the executives will be entitled to receive from The Provident Bank continued life insurance and non-taxable medical and dental insurance coverage through the then remaining unexpired term of the agreement and all outstanding awards under The Provident Bank Amended and Restated Long-Term Incentive Plan will become immediately and fully vested. Under the employment agreements, the term “good reason” includes: (i) the failure of the board of directors to elect or continue to employ the executive in his or her current position or a material reduction in the executive’s authority, duties or responsibilities, (ii) a reduction in the executive’s base salary, or (iii) a material breach of any provision of the agreement that is not cured within 30 days of notice of the breach from the executive. In addition, the term “good reason” includes, if the event occurs within two years following a change in control, (i) a relocation of his or her principal place of employment by more than ten miles, (ii) the failure of The Provident Bank to continue to provide the executive with certain employee benefits substantially similar to those available to the executive prior to the change in control or (iii) the failure of The Provident Bank to obtain a satisfactory agreement from any successor to assume and honor the employment agreement.

In addition, should The Provident Bank terminate an executive’s employment following the executive becoming disabled, The Provident Bank will continue to pay the executive his or her base salary from the date of the termination of employment until the earlier of (i) the expiration of 180 days, (ii) the date on which long-term disability benefits are payable to the executive under any plan covering employees of The Provident Bank, (iii) the executive’s death or (iv) the date the term of the employment agreement expires. If at the end of 180 days, the executive is not yet receiving disability payments under a plan covering employees of The Provident Bank, The Provident Bank will continue to pay the executive his or her base salary at a rate of 60% until the earlier of (i) the date he or she becomes entitled to disability benefits under such a plan, (ii) his or her death or (iii) the expiration of the term of the employment agreement. In the event of the death of any of the executives, The Provident Bank will pay his or her beneficiaries the base salary the executive would have earned for six months following his or her death, and his or her family will continue to receive medical coverage for one year at the same out-of pocket expense that the executive paid prior to his or her death.

If the executive voluntarily terminates employment on account of his or her “retirement” (that is on or after attaining age 62 for Messrs. Mansfield and Withee, or 65 for Ms. Houle), the executive will be entitled to continue to receive medical benefits at the same level in effect on, and on the same out-of-pocket cost to the executive as of, his or her termination of employment for a period of one year. The executive will not be entitled to any severance benefits under the employment agreement if The Provident Bank terminates the executive’s employment for “cause” (as defined under the employment agreement).

Upon any termination of employment that would entitle an executive to a severance payment (other than a termination in connection with a change in control), the executive will be required to adhere to one-year non-competition and non-solicitation covenants.

Non-Equity Incentive Program

For 2014, under The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan, each Named Executive Officer was eligible to receive an annual incentive award up to a maximum of 30% of his or her base salary, provided certain individual and bank-wide performance objectives were satisfied (which were objectively determinable). The bank-wide performance objectives for 2014 focused on the following metrics: (i) net income, (ii) loan growth, and (iii) deposit growth. Each performance objective was assigned a percentage weight to reflect its importance and the Named Executive Officer’s direct impact in meeting the performance objective. If the performance objectives were achieved, awards were made based on phantom shares tied to increases in The Provident Bank’s capital from a baseline in 1999. Grants vest after five years (or, if sooner, upon death, disability or attainment of age 62). Once vested, the phantom shares are paid in cash within 2.5 months of the following year end. Due to the maximum satisfaction of each of the performance objectives, Mr. Mansfield earned an annual incentive award for the year ended December 31, 2014 equal to 30% of base salary and each of Mr. Withee and Ms. Houle earned an annual incentive award for the year ended December 31, 2014 equal to 25% of base salary. The plan has been frozen effective December 31, 2015 for the Named Executive Officers. Any earned grants in previous years will be accrued and paid out based on the five year vesting.

Executive Annual Incentive Plan

The Provident Bank has adopted The Provident Bank Executive Annual Incentive Plan, which has superseded and replaced its current annual bonus arrangement and better aligned the interests of the executives of The Provident Bank with the overall performance of The Provident Bank and Provident Bancorp, Inc.

Employees selected by the Compensation Committee, which will include the Named Executive Officers, are eligible to participate in the plan. For each plan year (which is the calendar year), the Compensation Committee determine the annual bonus award amount, designated as a percentage of base salary, and the performance objectives that must be satisfied for the participant to receive the annual bonus award. The specific performance objectives will be determined annually by the Compensation Committee, but generally include objective performance targets on financial performance, growth, asset quality and risk management and subjective performance objectives, such as particular qualitative factors for the participant, based on his or her duties to The Provident Bank. Each performance objective will specify level of achievements at “threshold,” “target” and “maximum” levels and will be weighted by priority as a percentage of the total annual bonus award payable to the participant.

The bank-wide performance objectives for 2015 focused on the following metrics, with different metrics selected for different Named Executive Officers: (i) adjusted net operating income, (ii) net interest income on a fully tax equivalent basis to average earning assets, (iii) non-current loans plus other real estate owned to total loans plus other real estate owned, (iv) efficiency ratio, (v) core deposit growth and (vi) net loan growth. Each performance objective was assigned a percentage weight to reflect its importance and the Named Executive Officer’s direct impact in meeting the performance objective.

For 2015, peer group target results, and The Provident Bank’s results, as adjusted for the contribution to the charitable foundation and realized gains and losses on the sale of securities, were as follows:

Item	Peer Target Results	The Provident Bank Adjusted Results
Adjusted net operating income	0.69%	0.75%
Net interest income on a fully tax equivalent basis to average earning assets	3.41%	3.65%
Non-current loans plus other real estate owned to total loans plus other real estate owned	0.81%	0.40%
Efficiency ratio	79.09%	69.48%
Core deposit growth	5.70%	10.38%
Net loan growth	10.53%	12.28%

Based on these results, Mr. Mansfield earned an annual incentive award for the year ended December 31, 2015 equal to 43% of base salary, Mr. Withee earned an annual incentive award for the year ended December 31, 2015 equal to 33% of base salary and Ms. Houle earned an annual incentive award for the year ended December 31, 2015 equal to 28% of base salary.

The annual bonus award will be payable to each participant in a cash lump sum within 2.5 months following the end of each plan year, to the extent the performance objectives are determined to be satisfied by the Compensation Committee.

Benefit Plans

401(k) Plan. The Provident Bank currently maintains a tax-qualified profit sharing plan with a salary deferral feature under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). All employees who have attained age 21 are eligible to participate in the 401(k) Plan, provided, however that the employee must complete one year of service to be eligible to receive a safe harbor matching contribution or discretionary profit sharing contribution from The Provident Bank.

A participant may contribute up to 100% of his or her compensation to the 401(k) Plan on a pre-tax basis, subject to the limitations imposed by the Internal Revenue Code. For 2016, the pre-tax deferral contribution limit is $18,000 provided, however, that a participant over age 50 may contribute, on a pre-tax basis, an additional $6,000 to the 401(k) Plan (subject to applicable cost-of-living adjustments in future years). In addition to salary deferral contributions, the 401(k) Plan provides that The Provident Bank will make a safe harbor matching contribution to each participant’s account equal to 100% of the participant’s contribution, up to a maximum of 6% of the participant’s compensation earned during the plan year. A participant is always 100% vested in his or her salary deferral contributions and safe harbor matching contributions. However, a participant will vest 100% in his or her discretionary profit sharing contributions following the completion of three years of service. Participants also become fully vested in the event of their death or disability. The 401(k) Plan permits a participant to direct the investment of his or her own account into various investment options.

Generally, a participant (or participant’s beneficiary) may receive a distribution from his or her vested account at retirement, age 59½ (while employed with The Provident Bank), death, disability or termination of employment, and elect for the distribution to be paid in the form of a lump sum or other alternative forms of payment permitted by the plan.

Participants in the 401(k) Plan are permitted to invest elective deferrals and employer matching contributions in Provident Bancorp, Inc. common stock.

Employee Stock Ownership Plan. The Provident Bank maintains an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 and completed one year of service will begin participation in the employee stock ownership plan on the later of the first day of the next calendar month following the attainment of the eligibility requirements or the effective date of the plan, January 1, 2015.

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

The trustee will hold the shares purchased by the employee stock ownership plan in an unallocated suspense account. Shares will be released from the suspense account on a pro-rata basis as the loan is repaid by the employee stock ownership plan. The trustee will allocate the shares released among the participants’ accounts on the basis of each participant’s proportional share of compensation relative to all participants. Participants will become 100% vested in their benefit after the completion of three years of service. Participants who were employed immediately prior to the stock offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon severance from employment. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Supplemental Executive Retirement Plans. The Provident Bank has entered into supplemental executive retirement agreements (“SERPs”) with Messrs. Mansfield and Withee and Ms. Houle. Under the SERPs, each executive becomes entitled to receive a benefit following his or her separation from service other than on account of cause (as defined in the agreements). Upon a separation from service, The Provident Bank will pay a lump sum benefit to the executive equal to the actuarial equivalent of a 20-year stream of annual payments of a certain benefit percentage multiplied by the executive’s final average compensation. Under the agreements, the benefit percentage equals a certain percentage (62% for Mr. Mansfield, 60% for Mr. Withee and 20% for Ms. Houle) multiplied by a factor that represents the service of the executive through his or her attainment of age 62. Messrs. Mansfield and Withee are fully vested, while Ms. Houle is subject to a five-year cliff vesting schedule. The executives’ SERP benefits will be immediately forfeited in the event of a termination by The Provident Bank as a result of a “specially defined cause” (as such term is defined in the SERPs). The benefit percentage factor will automatically equal 62%, 60% or 20% in the event of the executive’s death or disability or upon a change in control, and Ms. Houle would also become fully vested under such circumstances. In the case of Messrs. Mansfield and Withee, if the executive dies, or terminates employment involuntarily or with “good reason” within three years or a change in control or if the executive experiences a disability, he will become entitled to the retirement benefit he would have earned at age 62 by providing for an assumed increase in his annual compensation for each year from his separation from service, death or disability until the date he would have attained age 62. If Messrs. Mansfield or Withee experiences a disability, the benefits will be paid to them at age 62.

Director Compensation

Set forth below is a summary of the compensation for each of our non-employee directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Total ($)
John K. Bosen	39,000	39,000
Frank G. Cousins, Jr.	37,750	37,750
Charles R. Cullen	40,000	40,000
Robert A. Gonthier, Jr.	38,750	38,750
Laurie H. Knapp	42,250	42,250
Richard L. Peeke	41,000	41,000
Wayne S. Tatro	37,750	37,750

In 2015, each director (other than the Chairman of the Board) received an $11,000 retainer fee and $750 for each board meeting attended. The Chairman of the Board receives a $40,000 annual retainer. The Chair of the Audit Committee received a $5,000 retainer and the Committee members received $750 a meeting. All other Chair of Committee member received a $2,500 and the Committee members received $750 a meeting. The Loan Committee members also received a $1,500 retainer. Directors who are also employees are not compensated for serving as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information as of December 31, 2015, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power. Percentages are based on 9,498,722 shares of Company common stock outstanding for voting purposes as of as of December 31, 2015.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding

Provident Bancorp 5 Market Street Amesbury, Massachusetts 01913	5,034,323	53.0%

The following table provides information as of December 31, 2015 about the shares of Provident Bancorp, Inc. common stock that may be considered to be beneficially owned by each director, named executive officer as of December 31, 2015 and all directors and executive officers of the Company as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power, or which he or she has the right to acquire beneficial ownership at any time within 60 days after December 31, 2015. Unless otherwise indicated, none of the shares listed are pledged as collateral for a loan, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages are based on 9,498,722 shares of Company common stock outstanding for voting purposes as of as of December 31, 2015.

Name	Number of Shares Owned		Percent of Common Stock Outstanding
Directors
John K. Bosen	10,000		*
Frank G. Cousins, Jr.	1,630	(1)	*
Charles R. Cullen	15,000		*
Robert A. Gonthier, Jr.	3,000		*
Laurie H. Knapp	10,150	(2)	*
Richard L. Peeke	5,000		*
David P. Mansfield	26,015	(3)	*
Wayne S. Tatro	1,500	(4)	*

Named Executive Officers Who Are Not Also Directors
Charles F. Withee	16,015	(5)	*
Carol L. Houle	16,011	(6)	*

All directors and executive officers as a group (10 persons)	104,321		1.1%

*	Less than 1%.
(1)	Includes 1,180 shares held in an individual retirement account and 100 shares held as custodian.
(2)	Includes 1,180 shares held in an individual retirement account and 3,500 shares held by Ms. Knapp’s spouse.
(3)	Includes 15,000 shares held in a 401(k) plan, 1,015 shares allocated shares under the ESOP, 1,519 shares held by Mr. Mansfield’s spouse and 8,481 shares held jointly by Mr. Mansfield’s spouse and children.
(4)	All of such shares are held by Mr. Tatro’s spouse.
(5)	Includes 15,000 shares held in a 401(k) plan and 1,015 shares allocated under the ESOP.
(6)	Includes 15,000 shares held in a 401(k) plan and 1,011 shares allocated under the ESOP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from the prohibition for loans made by federally insured financial institutions, such as The Provident Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2015, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to The Provident Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at December 31, 2015, and were made in compliance with federal banking regulations.

Pursuant to Provident Bancorp, Inc.’s Policy and Procedures for Approval of Related Persons Transactions, the Audit Committee periodically reviews, no less frequently than twice a year, a summary of Provident Bancorp, Inc.’s transactions with directors and executive officers of Provident Bancorp, Inc., as well as any other related person transactions, for the purpose of determining whether to approve or ratify such transactions. Also, in accordance with banking regulations, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Provident Bancorp, Inc.’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to The Provident Bank’s Ethics Policy, all officers and directors must disclose their involvement in loans being made by The Provident Bank, directly or indirectly, and any bank employee may not represent The Provident Bank in any transaction where her or she has a material financial interest (including interests of relatives or personal friends.

Director Independence

The board of directors has determined that each of our directors, with the exception of directors Mansfield and Cullen, is “independent” as defined in, and for purposes of satisfying the listing standards of, the Nasdaq Stock Market. Director Mansfield is not independent because he is an executive officer of Provident Bancorp, Inc. We do not consider Director Cullen to be independent due to continued payments he receives as our former President and Chief Executive Officer under our long-term non-equity incentive plan.

In determining the independence of our directors, the board of directors considered the following relationship between The Provident Bank and our directors and officers, which is not required to be reported under “ —Transactions With Certain Related Persons.” Bosen & Associates, P.L.L.C., of which Director John K. Bosen is a partner and owner, received legal fees of $8,477 from The Provident Bank in 2015. The Provident Bank has made loans to the following directors or their related entities: John K. Bosen, line of credit and term loan; Laurie H. Knapp, commercial real estate loan and residential mortgage loan; Richard L. Peeke, home equity line of credit; and Wayne S. Tatro, residential mortgage loan. The Provident Bank also provides overdraft lines of credit to all of its directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees paid by the Company for the years ended December 31, 2015 and 2014 to Whittlesey & Hadley, P.C.

	2015	2014
Audit fees	$183,000	$64,000
Audit-related fees	$2,200	$3,200
Tax fees	$—	$—
All other fees	$—	$—

Audit fees relate to the audit of the Company’s annual consolidated financial statements and quarterly review fees. In 2015, audit fees included $105,000 related to the Company’s Form S-1 registration statement filing and related amendments for the Company’s stock offering. Audit-related fees pertain to agreed-upon procedures related to the Company’s 401(k) plan.

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval can be given either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

During the years ended December 31, 2015 and 2014, 100% of audit and other services provided by Whittlesey & Hadley, P.C. were approved, in advance, by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

None.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.*

_________________

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Provident Bancorp, Inc.

Date: April 28, 2016	By:	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

