Form 10-Q
period 2016-03-31
Provident Bancorp, Inc.
filed 2016-05-13
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, there were 9,498,722 shares of the Registrant’s common stock, no par value per share, issued and outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
(In thousands)	2016	2015
	(unaudited)
Assets
Cash and due from banks	$11,013	$7,302
Interest-bearing demand deposits with other banks	4,586	12,865
Money market mutual funds	380	297
Cash and cash equivalents	15,979	20,464
Investments in available-for-sale securities (at fair value)	79,243	80,984
Investments in held-to-maturity securities (fair values of $46,281 as of March 31, 2016 and $46,474 as of December 31, 2015)	44,282	44,623
Federal Home Loan Bank stock, at cost	2,387	3,310
Loans, net	555,463	554,929
Bank owned life insurance	18,959	18,793
Premises and equipment, net	12,081	11,606
Accrued interest receivable	2,220	2,251
Deferred tax asset, net	4,738	5,056
Other assets	1,220	1,381
Total assets	$736,572	$743,397

Liabilities and Equity
Deposits:
Noninterest-bearing	$150,206	$153,093
Interest-bearing	446,163	424,142
Total deposits	596,369	577,235
Federal Home Loan Bank advances	29,435	57,423
Other liabilities	7,293	7,333
Total liabilities	633,097	641,991
Shareholders' equity:
Preferred stock; authorized 50,000 shares: senior non-cumulative perpetual, Series A, no par, 0 shares issued and outstanding; liquidation value $1,000 per share	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,498,722 shares issued and outstanding	-	-
Additional paid-in capital	43,177	43,159
Retained earnings	61,377	59,890
Accumulated other comprehensive income	2,195	1,690
Unearned compensation - ESOP	(3,274)	(3,333)
Total shareholders' equity	103,475	101,406
Total liabilities and shareholders' equity	$736,572	$743,397

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2016	2015
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$6,091	$5,243
Interest and dividends on securities	881	829
Interest on interest-bearing deposits	8	1
Total interest and dividend income	6,980	6,073
Interest expense:
Interest on deposits	555	406
Interest on Federal Home Loan Bank advances	142	141
Total interest expense	697	547
Net interest and dividend income	6,283	5,526
Provision for loan losses	111	278
Net interest and dividend income after provision for loan losses	6,172	5,248
Noninterest income:
Customer service fees on deposit accounts	406	329
Service charges and fees - other	418	381
Gain on sales, calls and donated securities, net	20	81
Other income	91	33
Total noninterest income	935	824
Noninterest expense:
Salaries and employee benefits	3,122	2,869
Occupancy expense	365	393
Equipment expense	145	133
FDIC assessment	94	94
Data processing	163	139
Marketing expense	57	57
Professional fees	265	217
Other	713	764
Total noninterest expense	4,924	4,666
Income before income tax expense	2,183	1,406
Income tax expense	696	394
Net income	$1,487	$1,012
Net Income attributable to common shareholders	$1,487	$968

Income per share:
Basic	$0.16	N/A
Diluted	$0.16	N/A

Weighted Average Shares:
Basic	9,167,364	N/A
Diluted	9,167,364	N/A

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015

Net income	$1,487	$1,012
Other comprehensive income before tax:
Unrealized gains (losses) on securities:
Change in net unrealized holding gains arising during the period	843	563
Less: Reclassification adjustment for realized gains in net income	(20)	(81)
Other comprehensive income before tax	823	482
Income tax expense	(318)	(188)
Other comprehensive income, net of tax	505	294
Total comprehensive income	$1,992	$1,306

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Preferred	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income	ESOP	Total

Balance, December 31, 2014	275,000	$17,145	$275	$55,959	$2,412	$-	$75,791
Net income	-	-	-	1,012	-	-	1,012
Net change in other comprehensive income	-	-	-	-	294	-	294
Preferred stock dividends	-	-	-	(44)	-	-	(44)
Balance, March 31, 2015	275,000	$17,145	$275	$56,927	$2,706	$-	$77,053

Balance, December 31, 2015	9,498,722	$-	$43,159	$59,890	$1,690	$(3,333)	$101,406
Net income	-	-	-	1,487	-	-	1,487
Net change in other comprehensive income	-	-	-	-	505	-	505
ESOP shares earned	-	-	18	-	-	59	77
Balance, March 31, 2016	9,498,722	$-	$43,177	$61,377	$2,195	$(3,274)	$103,475

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$1,487	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	201	216
ESOP expense	77	-
Gain on sales, calls and donations of securities, net	(20)	(81)
Change in deferred loan fees, net	23	(14)
Provision for loan losses	111	278
Depreciation and amortization	207	181
(Increase) decrease in accrued interest receivable	31	(9)
Decrease in taxes receivable	-	392
Increase in taxes payable	7	-
Increase in cash surrender value of life insurance	(166)	(96)
Decrease (increase) in other assets	154	(575)
Decrease in other liabilities	(40)	(1,125)
Net cash provided by operating activities	2,072	179

Cash flows from investing activities:
Purchases of available-for-sale securities	-	(287)
Proceeds from sales of available-for-sale securities	24	211
Proceeds from pay downs, maturities and calls of available-for-sale securities	2,480	2,682
Proceeds from pay downs, maturities and calls of held-to-maturity securities	220	-
Purchase of Federal Home Loan Bank Stock	(195)	-
Redemption of Federal Home Loan Bank Stock	1,118	-
Loan originations and principal collections, net	(410)	460
Recoveries of loans previously charged off	14	2
Loans purchased	(272)	-
Additions to premises and equipment	(682)	(20)
Net cash provided by investing activities	2,297	3,048

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2016	2015
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	23,192	21
Net (decrease) increase in time deposits	(4,058)	1,248
Net change in Federal Home Loan Bank short-term advances	(27,988)	2,400
Preferred stock dividends	-	(44)
Net cash (used in) provided by financing activities	(8,854)	3,625

Net (decrease) increase in cash and cash equivalents	(4,485)	6,852
Cash and cash equivalents at beginning of year	20,464	9,558
Cash and cash equivalents at end of year	$15,979	$16,410

Supplemental disclosures:
Interest paid	$687	$558
Income taxes paid	82	2

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 30, 2016. The consolidated financial statements include the accounts of Provident Bancorp, Inc., its wholly owned subsidiary, The Provident Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation was established to buy, sell, and hold investments for its own account, and 5 Market Street Security Corporation, an inactive corporation, was established to buy, sell, and hold investments for its own account. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)	Corporate Structure

On March 10, 2015, the Board of Directors of the Company adopted a plan of stock issuance (the “Plan”) pursuant to which the Company sold shares of common stock, representing a minority ownership of the estimated pro forma market value of the Company. On July 15, 2015, the Company issued 4,274,425 shares of common stock to the public at $10.00 per share, including 357,152 shares purchased by The Provident Bank Employee Stock Ownership Plan. In addition, the Company issued 5,034,323 shares to Provident Bancorp Inc., the Company’s mutual holding company (the “MHC”), and 189,974 shares to The Provident Community Charitable Organization, Inc., a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 9,498,722 shares of common stock were outstanding following the completion of the stock offering.

Expenses incurred related to the offering were $1.5 million, and were recorded against offering proceeds.

Upon the completion of the stock offering, a special “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of the Company to be held by persons other than the MHC as of the date of the latest balance sheet contained in the prospectus utilized in connection with the offering. The Company is not permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.

(3)	Recent Accounting Pronouncements

ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and IFRS. The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of OREO property. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance to have a material impact on the Company's financial statements.

ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - "Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments were effective for the Company as of January 1, 2016. These amendments did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard is effective for the Company beginning on January 1, 2018. The Company holds a portfolio of marketable equity securities; depending on the size and composition of the portfolio at the adoption date, the impact of the ASU could be material to the Company’s consolidated financial statements.

ASU 2016-02, Leases (Topic 842). The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

(4)	Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at March 31, 2016 and December 31, 2015:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

March 31, 2016
U.S. Government and federal agency	$1,997	$29	$-	$2,026
State and municipal	3,371	349	-	3,720
Corporate debt	1,000	62	-	1,062
Asset-backed securities	9,441	114	17	9,538
Government mortgage-backed securities	50,170	814	129	50,855
Trust preferred securities	1,368	40	398	1,010
Marketable equity securities	8,718	2,918	224	11,412
	76,065	4,326	768	79,623
Money market mutual funds included in cash and cash equivalents	(380)	-	-	(380)
Total available-for-sale securities	$75,685	$4,326	$768	$79,243

December 31, 2015
U.S. Government and federal agency	$1,996	$37	$-	$2,033
State and municipal	3,373	309	-	3,682
Corporate debt	1,000	71	-	1,071
Asset-backed securities	9,656	9	41	9,624
Government mortgage-backed securities	52,515	622	325	52,812
Trust preferred securities	1,368	55	307	1,116
Marketable equity securities	8,638	2,653	348	10,943
	78,546	3,756	1,021	81,281
Money market mutual funds included in cash and cash equivalents	(297)	-	-	(297)
Total available-for-sale securities	$78,249	$3,756	$1,021	$80,984

The following summarizes the amortized cost of investment securities classified as held-to-maturity and their approximate fair values at March 31, 2016 and December 31, 2015:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

March 31, 2016
State and municipal	$44,282	$2,020	$21	$46,281

December 31, 2015
State and municipal	$44,623	$1,905	$54	$46,474

The scheduled maturities of debt securities were as follows at March 31, 2016:

	Available-for- Sale	Held-to-Maturity
	Fair	Amortized	Fair
(In thousands)	Value	Cost Basis	Value

Due within one year	$2,157	$792	$797
Due after one year through five years	1,405	1,852	1,924
Due after five years through ten years	554	5,836	6,124
Due after ten years	3,702	35,802	37,436
Government mortgage-backed securities	50,855	-	-
Asset-backed securities	9,538	-	-
	$68,211	$44,282	$46,281

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows at March 31, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2016
Temporarily impaired securities:
State and municipal	$2,370	$19	$645	$2	$3,015	$21
Asset-backed securities	-	-	1,969	17	1,969	17
Government mortgage-backed securities	1,257	4	8,202	125	9,459	129
Trust preferred securities	-	-	926	398	926	398
Marketable equity securities	691	65	792	159	1,483	224
Total temporarily impaired securities	$4,318	$88	$12,534	$701	$16,852	$789

December 31, 2015
Temporarily impaired securities:
State and municipal	$3,195	$28	$729	$26	$3,924	$54
Asset-backed securities	5,062	7	2,005	34	7,067	41
Government mortgage-backed securities	21,108	88	9,156	237	30,264	325
Trust preferred securities	-	-	1,017	307	1,017	307
Marketable equity securities	1,591	166	529	182	2,120	348
Total temporarily impaired securities	$30,956	$289	$13,436	$786	$44,392	$1,075

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

Trust preferred securities: Management monitors its pooled-trust preferred securities for possible other-than-temporary-impairment on a quarterly basis. This review includes an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary-impairment cash flow testing. Critical assumptions that go into the other-than-temporary-impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary-impairment cash flow testing indicated no other-than-temporary-impairment as of March 31, 2016.

(5) Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
	2016		2015
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$301,055	53.39%	$285,356	50.67%
Commercial	110,737	19.64%	112,073	19.90%
Residential real estate	89,182	15.82%	92,392	16.40%
Construction and land development	61,258	10.86%	71,535	12.70%
Consumer	1,651	0.29%	1,855	0.33%
	563,883	100.00%	563,211	100.00%
Allowance for loan losses	(8,020)		(7,905)
Deferred loan fees, net	(400)		(377)
Net loans	$555,463		$554,929

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2015	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Charge-offs	-	-	-	-	(10)	-	(10)
Recoveries	-	1	13	-	-	-	14
Provision (benefit)	203	(55)	(41)	(52)	2	54	111
Balance at March 31, 2016	$4,030	$2,084	$384	$1,184	$111	$227	$8,020

Balance at December 31, 2014	$3,500	$1,751	$560	$872	$184	$357	$7,224
Charge-offs	-	(103)	-	-	(6)	-	(109)
Recoveries	-	-	-	-	2	-	2
Provision (benefit)	314	354	(1)	(290)	(8)	(91)	278
Balance at March 31, 2015	$3,814	$2,002	$559	$582	$172	$266	$7,395

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at March 31, 2016 and December 31, 2015:

				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Unallocated	Total
March 31, 2016
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$482	$-	$-	$-	$-	$482
Ending balance:
Collectively evaluated for impairment	4,030	1,602	384	1,184	111	227	7,538
Total allowance for loan
losses ending balance	$4,030	$2,084	$384	$1,184	$111	$227	$8,020

Loans:
Ending balance:
Individually evaluated for impairment	$3,259	$1,680	$433	$-	$-	$-	$5,372
Ending balance:
Collectively evaluated for impairment	297,796	109,057	88,749	61,258	1,651	-	558,511
Total loans ending balance	$301,055	$110,737	$89,182	$61,258	$1,651	$-	$563,883

December 31, 2015
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$488	$-	$-	$-	$-	$488
Ending balance:
Collectively evaluated for impairment	3,827	1,650	412	1,236	119	173	7,417
Total allowance for loan
losses ending balance	$3,827	$2,138	$412	$1,236	$119	$173	$7,905

Loans:
Ending balance:
Individually evaluated for impairment	$3,272	$1,755	$437	$-	$-	$-	$5,464
Ending balance:
Collectively evaluated for impairment	282,084	110,318	91,955	71,535	1,855	-	557,747
Total loans ending balance	$285,356	$112,073	$92,392	$71,535	$1,855	$-	$563,211

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at March 31, 2016 and December 31, 2015:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

March 31, 2016
Commercial real estate	$-	$-	$-	$-	$301,055	$301,055	$-	$105
Commercial	-	-	-	-	110,737	110,737	-	1,129
Residential real estate	276	-	-	276	88,906	89,182	-	596
Construction and land development	-	-	-	-	61,258	61,258	-	-
Consumer	-	-	-	-	1,651	1,651	-	-
Total	$276	$-	$-	$276	$563,607	$563,883	$-	$1,830

December 31, 2015
Commercial real estate	$-	$-	$-	$-	$285,356	$285,356	$-	$106
Commercial	-	-	-	-	112,073	112,073	-	1,147
Residential real estate	130	173	365	668	91,724	92,392		1,031
Construction and land development	-	-	-	-	71,535	71,535	-	-
Consumer	1	1	-	2	1,853	1,855	-	-
Total	$131	$174	$365	$670	$562,541	$563,211	$-	$2,284

Information about the Company’s impaired loans by portfolio segment was as follows at and for the period ended March 31, 2016 and for the year ended December 31, 2015:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

March 31, 2016
With no related allowance recorded:
Commercial real estate	$3,259	$3,259	$-	$3,266	$41
Commercial	644	644	-	653	9
Residential real estate	433	433	-	435	5
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	4,336	4,336	-	4,354	55

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	1,036	1,036	482	1,042	2
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,036	1,036	482	1,042	2

Total
Commercial real estate	3,259	3,259	-	3,266	41
Commercial	1,680	1,680	482	1,695	11
Residential real estate	433	433	-	435	5
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$5,372	$5,372	$482	$5,396	$57

December 31, 2015
With no related allowance recorded:
Commercial real estate	$3,272	$3,272	$-	$3,788	$149
Commercial	661	661	-	611	20
Residential real estate	437	437	-	323	17
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	4,370	4,370	-	4,722	186

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	1,094	1,094	488	901	2
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,094	1,094	488	901	2

Total
Commercial real estate	3,272	3,272	-	3,788	149
Commercial	1,755	1,755	488	1,512	22
Residential real estate	437	437	-	323	17
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$5,464	$5,464	$488	$5,623	$188

There were no troubled debt restructurings during the three months ended March 31, 2016.

The following tables present the Company’s loans by risk rating and portfolio segment at March 31, 2016 and December 31, 2015:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total

March 31, 2016
Grade:
Pass	$281,041	$105,582	$-	$61,258	$-	$447,881
Special mention	15,692	843	-	-	-	16,535
Substandard	4,322	3,414	1,072	-	-	8,808
Doubtful	-	898	-	-	-	898
Not formally rated	-	-	88,110	-	1,651	89,761
Total	$301,055	$110,737	$89,182	$61,258	$1,651	$563,883

December 31, 2015
Grade:
Pass	$265,325	$106,677	$-	$71,535	$-	$443,537
Special mention	15,700	1,403	-	-	-	17,103
Substandard	4,331	3,083	1,329	-	-	8,743
Doubtful	-	910	-	-	-	910
Not formally rated	-	-	91,063	-	1,855	92,918
Total	$285,356	$112,073	$92,392	$71,535	$1,855	$563,211

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

Maturities of advances from the FHLB ending after March 31, 2016 are summarized as follows:

(In thousands)
2016	$21,112
2017	5,000
2020	3,323
Total	$29,435

(7)	Fair Value Measurements

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

Fair Values of Financial Instruments Measured on a Recurring Basis

The Company’s investments in U.S. Government and federal agency, state and municipal, corporate debt, asset-backed and government mortgage-backed securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these investments, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2016
U.S. Government and federal agency	$2,026	$-	$2,026	$-
State and municipal	3,720	-	3,720	-
Corporate debt	1,062	-	1,062	-
Asset-backed securities	9,538	-	9,538	-
Mortgage-backed securities	50,855	-	50,855	-
Trust preferred securities	1,010	-	-	1,010
Marketable equity securities	11,032	11,032	-	-
Totals	$79,243	$11,032	$67,201	$1,010

December 31, 2015
U.S. Government and federal agency	$2,033	$-	$2,033	$-
State and municipal	3,682	-	3,682	-
Corporate debt	1,071	-	1,071	-
Asset-backed securities	9,624	-	9,624	-
Mortgage-backed securities	52,812	-	52,812	-
Trust preferred securities	1,116	-	-	1,116
Marketable equity securities	10,646	10,646	-	-
Totals	$80,984	$10,646	$69,222	$1,116

The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis for the three months periods ended March 31, 2016 and 2015.

(In thousands)	Available-for- Sale Securities

Balance beginning January 1, 2016	$1,116
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	(106)
Paydowns	-
Ending balance, March 31, 2016	$1,010

Balance beginning January 1, 2015	$1,122
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	207
Paydowns	-
Ending balance, March 31, 2015	$1,329

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

The following summarizes financial instruments measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2016
Impaired loans	$554	$-	$-	$554

December 31, 2015
Impaired loans	$606	$-	$-	$606

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2016
Impaired loans	$554	Real estate appraisals	Discount for dated appraisals	6-10%
December 31, 2015
Impaired loans	$606	Real estate appraisals	Discount for dated appraisals	6-10%

(8)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2016 and December 31, 2015:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2016
Financial assets:
Cash and cash equivalents	$15,979	$15,979	$-	$-	$15,979
Available-for-sale securities	79,243	11,032	67,201	1,010	79,243
Held-to-maturity securities	44,282	-	46,281	-	46,281
Federal Home Loan Bank of Boston stock	2,387	2,387	-	-	2,387
Loans, net	555,463	-	-	564,996	564,996
Accrued interest receivable	2,220	-	2,220	-	2,220
Financial liabilities:
Deposits	596,369	-	-	596,618	596,618
Federal Home Loan Bank advances	29,435	-	29,819	-	29,819

December 31, 2015
Financial assets:
Cash and cash equivalents	$20,464	$20,464	$-	$-	$20,464
Available-for-sale securities	80,984	10,646	69,222	1,116	80,984
Held-to-maturity securities	44,623	-	46,474	-	46,474
Federal Home Loan Bank of Boston stock	3,310	3,310	-	-	3,310
Loans, net	554,929	-	-	561,937	561,937
Accrued interest receivable	2,251	-	2,251	-	2,251
Financial liabilities:
Deposits	577,235	-	-	577,316	577,316
Federal Home Loan Bank advances	57,423	-	57,774	-	57,774

(9)	Regulatory Capital

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to new capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends repurchases shares or pay discretionary bonuses.

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

As of March 31, 2016 and December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The completion of the stock offering has significantly enhanced the Bank’s Regulatory Capital.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2016
Total Capital (to Risk Weighted Assets)	$105,721	17.5%	$48,443	>	8.0%	$60,554	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	96,934	16.0	36,332	>	6.0	48,443	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	96,934	16.0	27,249	>	4.5	39,360	>	6.5
Tier 1 Capital (to Average Assets)	96,934	13.2	29,354	>	4.0	36,693	>	5.0
December 31, 2015
Total Capital (to Risk Weighted Assets)	$104,032	17.1%	$48,780	>	8.0%	$60,975	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	95,370	15.6	36,585	>	6.0	48,780	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	95,370	15.6	27,439	>	4.5	39,634	>	6.5
Tier 1 Capital (to Average Assets)	95,370	13.4	28,435	>	4.0	35,544	>	5.0

(10)	Employee Stock Ownership Plan

The Bank maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Bank employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year through 2029 is 23,810.

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 357,152 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate (3.50% at March 31, 2016). Loan payments are principally funded by cash contributions from the Bank.

March 31, 2016
Shares held by the ESOP include the following:
Allocated	23,810
Committed to be allocated	5,953
Unallocated	327,389
Total	357,152

The fair value of unallocated shares was approximately $4.3 million at March 31, 2016.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2016 was $78,000.

(11)	Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculation. There were no potentially dilutive common stock equivalents as of March 31, 2016. Earnings per share is not applicable for the period ended March 31, 2015.

Three Months Ended
(Dollars in thousands)	March 31, 2016
Net Income attributable to common shareholders	$1,487

Average number of common shares outstanding	9,498,722
Less: average unallocated ESOP shares	(331,358)
Average number of common shares outstanding	9,167,364

Earnings per common share:
Basic	$0.16
Diluted	$0.16

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” and “believe,” “will,” “intends,” “will be,” “would” or similar expressions. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, real estate values in the market area, loan demand, competition, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake — and specifically disclaims any obligation — to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses for the three months ended March 31, 2016 or during the twelve months December 31, 2015.

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

The Company examines its significant income tax positions quarterly to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

Balance Sheet Analysis

Assets. Total assets were $736.6 million at March 31, 2016, a decrease of $6.8 million, or 0.9%, from $743.4 million at December 31, 2015. The decrease resulted primarily from a decrease in cash and cash equivalents of $4.5 million and a decrease in available-for-sale securities of $1.7 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.5 million, or 21.9%, to $16.0 million at March 31, 2016 from $20.5 million at December 31, 2015. The decrease in cash and cash equivalents primarily resulted from paying off borrowings.

Loans. At March 31, 2016, net loans were $555.5 million, or 75.4% of total assets, compared to $554.9 million, or 74.6% of total assets, at December 31, 2015. An increase in commercial real estate loans of $15.7 million, or 5.5%, was partially offset by a decrease in commercial loans of $1.3 million, or 1.2%, a decrease in construction and land development loans of $10.3 million, or 14.4%, and a decrease in residential real estate loans of $3.2 million, or 3.5%. The decrease in construction and land development loans and increase in commercial real estate loans was related to loans moving from construction to permanent. During the year ended December 31, 2014, we discontinued single-family residential real estate lending, with the exception of home equity lines of credit. We believe that new federal regulations governing the origination of single-family residential real estate loans would increase our costs and expand the risks associated with this type of lending beyond the benefits that we could realize from originating these loans. We have instead focused on commercial lending.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At		At
	March 31,		December 31,
	2016		2015
(In thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$301,055	53.39%	$285,356	50.67%
Commercial	110,737	19.64%	112,073	19.90%
Residential real estate	89,182	15.82%	92,392	16.40%
Construction and land development	61,258	10.86%	71,535	12.70%
Consumer	1,651	0.29%	1,855	0.33%
	563,883	100.00%	563,211	100.00%
Allowance for loan losses	(8,020)		(7,905)
Deferred loan fees, net	(400)		(377)
Net loans	$555,463		$554,929

Securities. Our available-for-sale securities portfolio decreased $1.7 million, or 2.2%, to $79.2 million at March 31, 2016 from $81.0 million at December 31, 2015, while our held-to-maturity securities portfolio decreased $341,000 to $44.3 million at March 31, 2016 from $44.6 million at December 31, 2015. Our securities portfolio decreased as we have set aside excess cash flows from securities to fund potential loan growth instead of re-investing the proceeds in investment securities.

Deposits. Total deposits increased $19.2 million, or 3.3%, to $596.4 million at March 31, 2016 from $577.2 million at December 31, 2015. The increase was primarily due to an increase in NOW accounts of $27.6 million, offset by decreases in time deposits of $4.0 million and demand deposits of $3.8 million. The increase was attributed to our continued strategy of obtaining deposits, while the decreases relate to the seasonality of municipal deposits.

Borrowings. Borrowings at March 31, 2016 consisted entirely of Federal Home Loan Bank advances. Borrowings decreased $28.0 million, or 48.7%, to $29.4 million at March 31, 2016 from $57.4 million at December 31, 2015. We utilized the increase in our deposits and cash to pay off $28 million in short-term borrowings.

Shareholders’ Equity. Total shareholders’ equity increased $2.1 million, or 2.0%, to $103.5 million at March 31, 2016, from $101.4 million at December 31, 2015. The increase was primarily the result of net income of $1.5 million and an increase in accumulated other comprehensive income of $505,000.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
(In Thousands)	2016	2015
Non-accrual loans:
Real estate:
Residential	$596	$1,031
Commercial	105	106
Construction and land development	-	-
Commercial	1,129	1,147
Consumer	-	-
Total non-accrual loans	1,830	2,284

Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total non-performing assets	$1,830	$2,284

Total loans (1)	$563,483	$562,834
Total assets	$736,572	$743,397
Total non-performing loans to total loans (1)	0.32%	0.41%
Total non-performing assets to total assets	0.25%	0.31%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

The decrease in non-performing assets at March 31, 2016 compared to December 31, 2015 was primarily due to loans being upgraded to accrual status having proven the ability to repay the loan for the required period of time.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio size and composition, amount of and trend regarding delinquent and non-accrual loans, national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2016	2015
Allowance at beginning of period	$7,905	$7,224
Provision for loan losses	111	278
Charge offs:
Real estate:
Commercial	-	-
Residential	-	-
Construction and land development	-	-
Commercial	-	103
Consumer	10	6
Total charge-offs	10	109

Recoveries:
Real estate:
Commercial	-	-
Residential	13	-
Construction and land development	-	-
Commercial	1	-
Consumer	-	2
Total recoveries	14	2

Net (recoveries) charge-offs	(4)	107

Allowance at end of period	$8,020	$7,395

Non-performing loans at end of period	$1,830	$5,528
Total loans outstanding at end of period (1)	$563,483	$500,852
Average loans outstanding during the period (1)	$564,823	$499,467

Allowance to non-performing loans	438.25%	133.77%
Allowance to total loans outstanding at end of period	1.42%	1.48%
Net charge-offs to average loans outstanding during the period (annualized)	0.00%	0.09%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended March 31, 2016 and 2015

General. Net income attributable to common shareholders increased $519,000, or 53.6%, to $1.5 million for the three months ended March 31, 2016 from $968,000 for the three months ended March 31, 2015. The increase was related to the $907,000 increase in interest and dividend income, and a decrease in provision for loan losses of $167,000, which were partially offset by an increase in salaries and employee benefits of $253,000, increased income tax expense of $302,000, and increased interest expense of $150,000.

Interest and Dividend Income. Interest and dividend income increased $907,000, or 14.9%, to $7.0 million for the three months ended March 31, 2016 from $6.1 million for the three months ended March 31, 2015. This was primarily attributable to an increase in interest and fees on loans, which increased $848,000, or 16.2%, to $6.1 million for the three months ended March 31, 2016 from $5.2 million for the three months ended March 31, 2015, and an increase in interest and dividends on securities of $52,000, or 6.3%.

The increase in interest income on loans was due to an increase in average balance of $65.4 million, or 13.1%, to $564.8 million for the three months ended March 31, 2016 from $499.5 million for the three months ended March 31, 2015. The increase in interest income on loans was also due to an 11 basis point increase in yield, to 4.31% for the three months ended March 31, 2016 from 4.20% for the three months ended March 31, 2015, due to our continued focus on higher-yielding commercial lending.

The increase in interest on investment securities was primarily due to an increase in average balance of $4.2 million, or 3.5%, and a two basis point increase in yield on investment securities to 2.77% during the three months ended March 31, 2016 from 2.75% for the three months ended March 31, 2015. The average balance was higher due to investment purchases made in the last quarter of 2015.

Interest Expense. Interest expense increased $150,000, or 27.4%, to $697,000 for the three months ended March 31, 2016 from $547,000 for the three months ended March 31, 2015, primarily caused by an increase in interest expense on deposits. Interest expense on deposits increased $149,000, or 36.7%, to $555,000 for the three months ended March 31, 2016 from $406,000 for the three months ended March 31, 2015, as the average rate paid on interest-bearing deposits increased ten basis points to 0.50% for the three months ended March 31, 2016 from 0.40% for the three months ended March 31, 2015. The increase in the average rate was primarily the result in the increases in the average rates paid on the NOW accounts and certificates of deposits. The average balance of interest-bearing deposits increased $42.8 million, or 10.6%, to $447.9 million for the three months ended March 31, 2016 from $405.1 million for the three months ended March 31, 2015. The increase resulted primarily from an increase in the average balance of NOW accounts, which increased $31.3 million, or 39.4%.

Net Interest and Dividend Income. Net interest and dividend income increased $757,000, or 13.7%, to $6.3 million for the three months ended March 31, 2016 from $5.5 million for the three months ended March 31, 2015. The increase is due to both, higher balances of earning assets and expanding margins. Our net interest rate spread increased two basis points to 3.41% for the three months ended March 31, 2016 from 3.39% for the three months ended March 31, 2015, while our net interest margin increased six basis points to 3.59% for the three months ended March 31, 2016 from 3.53% for the three months ended March 31, 2015. The average yield we earned on interest-earning assets increased eleven basis points to 3.99% while the average rate paid on interest-bearing liabilities increased nine basis points to 0.58%.

Provision for Loan Losses. The provision for loan losses was $111,000 for the three months ended March 31, 2016 compared to $278,000 for the three months ended March 31, 2015, primarily due to decreases in net charge-offs and non-accrual loans. The provisions recorded resulted in an allowance for loan losses of $8.0 million, or 1.42% of total loans at March 31, 2016, compared to $7.9 million, or 1.40% of total loans at December 31, 2015 and $7.4 million, or 1.48% of total loans at March 31, 2015. The provision for the quarter ended March 31, 2016 resulted primarily from a change in the loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income was $935,000 for the three months ended March 31, 2016 and $824,000 for the three months ended March 31, 2015. The increase was caused primarily by a $77,000 increase in customer service fees on deposit accounts to $406,000 for the three months ended March 31, 2016 compared to $329,000 in the same period of 2015 due to increased volume in transactional deposit accounts. Other income also increased $58,000 to $91,000 for the three months ended March 31, 2016 compared to $33,000 at March 31, 2015. The increases were partially offset by a decrease in gains on sales of securities of $61,000 to $20,000 at March 31, 2016 compared to $81,000 at March 31, 2015.

Noninterest Expense. Noninterest expense increased $258,000, or 5.5%, to $4.9 million for the three months ended March 31, 2016 from $4.7 million for the three months ended March 31, 2015. The largest increase was related to the salaries and employee benefits expense, which increased $253,000, or 8.8%, to $3.1 million for the three months ended March 31, 2016 from $2.9 million for the three months ended March 31, 2015. The increase in salaries and employee benefits was due primarily to our hiring additional employees to support our loan growth and the opening of a new branch, as well as the recording of the ESOP expense of $78,000 during the three months ended March 31, 2016 compared to no expense recorded during the three months ended March 31, 2015. Occupancy expense decreased $28,000, or 7.1%, to $365,000 for the three months ended March 31, 2016, due primarily to the lower snow removal costs in 2016 compared to 2015. Professional services expenses increased $48,000, or 22.1%, to $265,000 for the three months ended March 31, 2016 from $217,000 for the three months ended March 31, 2015 due to increased management training and legal fees.

Income Tax Provision. We recorded a provision for income taxes of $696,000 for the three months ended March 31, 2016, reflecting an effective tax rate of 31.9%, compared to a provision of $394,000, or 28.0% for the three months ended March 31, 2015. The changes in the income tax provision were primarily due to an increase in pre-tax income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

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

	For the Three Months Ended March 31,
	2016			2015
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$564,823	$6,091	4.31%	$499,467	$5,243	4.20%
Interest-earning deposits	7,582	8	0.42%	2,270	1	0.18%
Investment securities	124,795	863	2.77%	120,604	829	2.75%
Federal Home Loan Bank stock	2,989	18	2.41%	3,642	-	0.00%
Total interest-earning assets	700,189	6,980	3.99%	625,983	6,073	3.88%
Non-interest earning assets	39,254			30,982

Total assets	$739,443			$656,965

Interest-bearing liabilities:
Savings accounts	$107,065	44	0.16%	$92,259	33	0.14%
Money market accounts	108,033	71	0.26%	108,729	71	0.26%
Now accounts	110,542	152	0.55%	79,292	31	0.16%
Certificates of deposit	122,257	288	0.94%	124,841	271	0.87%
Total interest-bearing deposits	447,897	555	0.50%	405,121	406	0.40%
Federal Home Loan Bank advances	34,844	142	1.63%	41,215	141	1.37%
Total interest-bearing liabilities	482,741	697	0.58%	446,336	547	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	147,417			127,943
Other noninterest-bearing liabilities	6,904			6,053
Total liabilities	637,062			580,332
Total equity	102,381			76,633
Total liabilities and equity	$739,443			$656,965

Net interest income		$6,283			$5,526
Interest rate spread (1)			3.41%			3.39%
Net interest-earning assets (2)	$217,448			$179,647
Net interest margin (3)			3.59%			3.53%
Average interest-earning assets to interest-bearing liabilities	145.04%			140.25%

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

	For the Three Months Ended March 31, 206
	Compared to the Three Months Ended March 31, 2015
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$146	$702	$848
Interest-earning deposits	3	4	7
Investment securities	5	29	34
Federal Home Loan Bank Stock	18	-	18

Total interest-earning assets	172	735	907

Interest-bearing liabilities:
Savings accounts	5	6	11
Money Market Accounts	-	-	-
Now Accounts	105	16	121
Certificates of deposit	23	(6)	17

Total interest-bearing deposits	133	16	149

Federal Home Loan Bank advances	25	(24)	1

Total interest-bearing liabilities	157	(7)	150

Change in net interest income	$15	$742	$757

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $16.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $79.2 million at March 31, 2016.

At March 31, 2016, we had the ability to borrow a total of $186.3 million from the Federal Home Loan Bank of Boston. On that date, we had $29.6 million in advances outstanding. At March 31, 2016, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $102.2 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At March 31, 2016 and December 31, 2015 we had $18.4 million and $15.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2016 and December 31, 2015, we had $188.9 million and $191.6 million in un-advanced funds to borrowers, respectively. We also had $5.3 million and $5.5 million in outstanding letters of credit at March 31, 2016 and December 31, 2015, respectively.

Certificates of deposit due within one year of March 31, 2016 totaled $83.1 million, or 13.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at March 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2016, we originated $36.5 million of loans, all of which were intended to be held in our portfolio, and we purchased $272,000 in loans. We did not purchase any securities. During the three months ended March 31, 2015, we originated $16.1 million of loans, all of which were intended to be held in our portfolio, and we purchased $287,000 of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $19.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances reflected a net decrease of $28.0 million and an increase of $2.4 million during the three months ended March 31, 2016 and 2015, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At March 31, 2016, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report and the Company does not have any authorized stock repurchase programs.

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

101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

_________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date:	May 12, 2016	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date:	May 12, 2016	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

