Form 10-Q
period 2016-06-30
Provident Bancorp, Inc.
filed 2016-08-11
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 11, 2016, there were 9,498,722 shares of the Registrant’s common stock, no par value per share, issued and outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements

PROVIDENT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
(In thousands)	2016	2015
	(unaudited)
Assets
Cash and due from banks	$11,971	$7,302
Interest-bearing demand deposits with other banks	4,519	12,865
Money market mutual funds	438	297
Cash and cash equivalents	16,928	20,464
Investments in available-for-sale securities (at fair value)	123,085	80,984
Investments in held-to-maturity securities (fair value of $46,474 as of December 31, 2015)	-	44,623
Federal Home Loan Bank stock, at cost	2,367	3,310
Loans, net	579,877	554,929
Bank owned life insurance	19,105	18,793
Premises and equipment, net	11,876	11,606
Accrued interest receivable	2,183	2,251
Deferred tax asset, net	3,496	5,056
Other assets	1,508	1,381
Total assets	$760,425	$743,397

Liabilities and Equity
Deposits:
Noninterest-bearing	$158,612	$153,093
Interest-bearing	448,717	424,142
Total deposits	607,329	577,235
Federal Home Loan Bank advances	38,947	57,423
Other liabilities	7,218	7,333
Total liabilities	653,494	641,991
Shareholders’ equity:
Preferred stock; authorized 50,000 shares: senior non-cumulative perpetual, Series A, no par, 0 shares issued and outstanding; liquidation value $1,000 per share	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,498,722 shares issued and outstanding	-	-
Additional paid-in capital	43,202	43,159
Retained earnings	62,740	59,890
Accumulated other comprehensive income	4,203	1,690
Unearned compensation - ESOP	(3,214)	(3,333)
Total shareholders’ equity	106,931	101,406
Total liabilities and shareholders’ equity	$760,425	$743,397

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2016	2015	2016	2015
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$6,159	$5,417	$12,250	$10,660
Interest and dividends on securities	861	825	1,742	1,655
Interest on interest-bearing deposits	6	10	14	11
Total interest and dividend income	7,026	6,252	14,006	12,326
Interest expense:
Interest on deposits	529	411	1,084	817
Interest on Federal Home Loan Bank advances	152	139	294	280
Total interest expense	681	550	1,378	1,097
Net interest and dividend income	6,345	5,702	12,628	11,229
Provision for loan losses	210	193	321	471
Net interest and dividend income after provision for loan losses	6,135	5,509	12,307	10,758
Noninterest income:
Customer service fees on deposit accounts	292	290	597	533
Service charges and fees - other	448	440	866	821
Gain on sales, calls and donated securities, net	17	21	37	102
Other income	210	108	402	227
Total noninterest income	967	859	1,902	1,683
Noninterest expense:
Salaries and employee benefits	3,159	2,796	6,281	5,665
Occupancy expense	417	394	782	787
Equipment expense	164	135	309	268
FDIC assessment	96	96	190	190
Data processing	165	134	328	273
Marketing expense	51	69	108	126
Professional fees	313	228	578	445
Other	715	827	1,428	1,591
Total noninterest expense	5,080	4,679	10,004	9,345
Income before income tax expense	2,022	1,689	4,205	3,096
Income tax expense	659	460	1,355	854
Net income	$1,363	$1,229	$2,850	$2,242
Net Income attributable to common shareholders	$1,363	$1,189	$2,850	$2,157

Income per share:
Basic	$0.15	N/A	$0.31	N/A
Diluted	$0.15	N/A	$0.31	N/A

Weighted Average Shares:
Basic	9,173,317	N/A	9,170,340	N/A
Diluted	9,173,317	N/A	9,170,340	N/A

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015

Net income	$1,363	$1,229	$2,850	$2,242
Other comprehensive income:
Change in net unrealized holding gains (losses)	1,028	(1,098)	1,871	(535)
Reclassification adjustment for realized gains in net income	(17)	(21)	(37)	(102)
Net change in unrealized gain (loss)	1,011	(1,119)	1,834	(637)
Income tax effect	(348)	440	(666)	252
Net of tax amount	663	(679)	1,168	(385)
Change in net unrealized holding gains on securities transferred from held-to-maturity to available-for-sale	2,239	-	2,239	-
Income tax effect	(894)	-	(894)	-
Net of tax amount	1,345	-	1,345	-
Other comprehensive income (loss)	2,008	(679)	2,513	(385)
Total comprehensive income	$3,371	$550	$5,363	$1,857

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Preferred	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income	ESOP	Total

Balance, December 31, 2014	275,000	$17,145	$275	$55,959	$2,412	$-	$75,791
Net income	-	-	-	2,242	-	-	2,242
Net change in other comprehensive income	-	-	-	-	(385)	-	(385)
Preferred stock dividends	-	-	-	(85)	-	-	(85)
Balance, June 30, 2015	275,000	$17,145	$275	$58,116	$2,027	$-	$77,563

Balance, December 31, 2015	9,498,722	$-	$43,159	$59,890	$1,690	$(3,333)	$101,406
Net income	-	-	-	2,850	-	-	2,850
Net change in other comprehensive income	-	-	-	-	2,513	-	2,513
ESOP shares earned	-	-	43	-	-	119	162
Balance, June 30, 2016	9,498,722	$-	$43,202	$62,740	$4,203	$(3,214)	$106,931

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$2,850	$2,242
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	413	438
ESOP expense	162	-
Gain on sales, calls and donations of securities, net	(37)	(102)
Change in deferred loan fees, net	(27)	(51)
Provision for loan losses	321	471
Depreciation and amortization	419	362
Decrease (Increase) in accrued interest receivable	68	(46)
Increase in taxes receivable	(127)	(124)
Increase in cash surrender value of life insurance	(312)	(192)
Increase in other assets	-	(1,114)
Decrease in other liabilities	(115)	(361)
Net cash provided by operating activities	3,615	1,523

Cash flows from investing activities:
Purchases of available-for-sale securities	(369)	(871)
Proceeds from sales of available-for-sale securities	400	237
Proceeds from pay downs, maturities and calls of available-for-sale securities	5,968	5,678
Proceeds from pay downs, maturities and calls of held-to-maturity securities	220	-
Purchase of Federal Home Loan Bank Stock	(595)	-
Redemption of Federal Home Loan Bank Stock	1,538	-
Loan originations and principal collections, net	(24,995)	(8,348)
Recoveries of loans previously charged off	23	10
Loans purchased	(270)	-
Additions to premises and equipment	(689)	(127)
Net cash used in investing activities	(18,769)	(3,421)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2016	2015
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	48,635	36,559
Net decrease in time deposits	(18,541)	(1,715)
Proceeds from advances from the Federal Home Loan Bank	11,500	-
Net change in Federal Home Loan Bank short-term advances	(29,976)	(21,600)
Stock subscriptions received	-	32,990
Preferred stock dividends	-	(85)
Net cash provided by financing activities	11,618	46,149

Net (decrease) increase in cash and cash equivalents	(3,536)	44,251
Cash and cash equivalents at beginning of year	20,464	9,558
Cash and cash equivalents at end of year	$16,928	$53,809

Supplemental disclosures:
Interest paid	$1,375	$1,087
Income taxes paid	1,482	978
Held-to-maturity securities transferred to available-for-sale	44,240	-

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles (GAAP). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 30, 2016. The consolidated financial statements include the accounts of Provident Bancorp, Inc., its wholly owned subsidiary, The Provident Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. All significant inter-company balances and transactions have been eliminated in consolidation. These consolidated financial statements consider events that occurred through the date the consolidated financial statements were issued.

(2)	Corporate Structure

On March 10, 2015, the Board of Directors of the Company adopted a plan of stock issuance (the “Plan”) pursuant to which the Company sold shares of common stock, representing a minority ownership of the estimated pro forma market value of the Company. On July 15, 2015, the Company issued 4,274,425 shares of common stock to the public at $10.00 per share, including 357,152 shares purchased by The Provident Bank Employee Stock Ownership Plan. In addition, the Company issued 5,034,323 shares to Provident Bancorp , the Company’s mutual holding company (the “MHC”), and 189,974 shares to The Provident Community Charitable Organization, Inc., a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 9,498,722 shares of common stock were outstanding following the completion of the stock offering.

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

ASU (Accounting Standards Update) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and Internationl Financial Reporting Standards (IFRS). The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of other real estate owned (OREO) property. In August 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - “Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments were effective for the Company as of January 1, 2016. This amendment did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.

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

ASU 2016-02, Leases (Topic 842). The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The amendments in this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

(4)	Investment Securities

In May 2016, the Company reclassified its $44.2 million held-to-maturity investment portfolio to available-for-sale. Due to its strong outlook for loan growth and falling interest rates, the Company decided to proceed with the reclassification to provide liquidity. The reclassification increased total shareholders’ equity by $1.3 million associated with the recording of the net security gains on the portfolio, net of tax effect, to accumulated other comprehensive income. In accordance with regulatory and accounting requirements, the Company is prohibited from classifying security purchases as held-to-maturity for a period of two years.

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at June 30, 2016 and December 31, 2015:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

June 30, 2016
U.S. Government and federal agency	$1,998	$15	$-	$2,013
State and municipal	47,152	2,966	1	50,117
Corporate debt	1,000	56	-	1,056
Asset-backed securities	9,305	226	3	9,528
Government mortgage-backed securities	47,092	985	60	48,017
Trust preferred securities	1,368	33	468	933
Marketable equity securities	8,800	3,287	228	11,859
	116,715	7,568	760	123,523
Money market mutual funds included in cash and cash equivalents	(438)	-	-	(438)
Total available-for-sale securities	$116,277	$7,568	$760	$123,085

December 31, 2015
U.S. Government and federal agency	$1,996	$37	$-	$2,033
State and municipal	3,373	309	-	3,682
Corporate debt	1,000	71	-	1,071
Asset-backed securities	9,656	9	41	9,624
Government mortgage-backed securities	52,515	622	325	52,812
Trust preferred securities	1,368	55	307	1,116
Marketable equity securities	8,638	2,653	348	10,943
	78,546	3,756	1,021	81,281
Money market mutual funds included in cash and cash equivalents	(297)	-	-	(297)
Total available-for-sale securities	$78,249	$3,756	$1,021	$80,984

The following summarizes the amortized cost of investment securities classified as held-to-maturity and their approximate fair values at June 30, 2016 and December 31, 2015:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

June 30, 2016
State and municipal	$-	$-	$-	$-

December 31, 2015
State and municipal	$44,623	$1,905	$54	$46,474

The scheduled maturities of debt securities were as follows at June 30, 2016:

Available-for- Sale
Fair
(In thousands)	Value

Due within one year	$2,806
Due after one year through five years	3,323
Due after five years through ten years	7,262
Due after ten years	40,728
Government mortgage-backed securities	48,017
Asset-backed securities	9,528
$111,664

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows at June 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2016
Temporarily impaired securities:
State and municipal	$-	$-	$167	$1	$167	$1
Asset-backed securities	-	-	598	3	598	3
Government mortgage-backed securities	-	-	3,424	60	3,424	60
Trust preferred securities	-	-	856	468	856	468
Marketable equity securities	723	88	823	140	1,546	228
Total temporarily impaired securities	$723	$88	$5,868	$672	$6,591	$760

December 31, 2015
Temporarily impaired securities:
State and municipal	$3,195	$28	$729	$26	$3,924	$54
Asset-backed securities	5,062	7	2,005	34	7,067	41
Government mortgage-backed securities	21,108	88	9,156	237	30,264	325
Trust preferred securities	-	-	1,017	307	1,017	307
Marketable equity securities	1,591	166	529	182	2,120	348
Total temporarily impaired securities	$30,956	$289	$13,436	$786	$44,392	$1,075

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

Trust preferred securities: Management monitors its pooled-trust preferred securities for possible other-than-temporary impairment on a quarterly basis. This review includes an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary impairment cash flow testing. Critical assumptions that go into the other-than-temporary impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary impairment cash flow testing indicated no other-than-temporary impairment as of June 30, 2016.

(5) Loans

A summary of loans is as follows:

	At		At
	June 30,		December 31,
(In thousands)	2016		2015
	Amount	Percent	Amount	Percent
Commercial real estate	$304,056	51.67%	$285,356	50.67%
Commercial	128,790	21.89%	112,073	19.90%
Residential real estate	85,179	14.47%	92,392	16.40%
Construction and land development	68,613	11.66%	71,535	12.70%
Consumer	1,820	0.31%	1,855	0.33%
	588,458	100.00%	563,211	100.00%
Allowance for loan losses	(8,231)		(7,905)
Deferred loan fees, net	(350)		(377)
Net loans	$579,877		$554,929

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at March 31, 2016	$4,030	$2,084	$384	$1,184	$111	$227	$8,020
Charge-offs	-	-	-	-	(8)	-	(8)
Recoveries	-	-	-	-	9	-	9
Provision (benefit)	(29)	213	(20)	102	(10)	(46)	210
Balance at June 30, 2016	$4,001	$2,297	$364	$1,286	$102	$181	$8,231

Balance at March 31, 2015	$3,814	$2,002	$559	$582	$172	$266	$7,395
Charge-offs	-	-	-	-	(27)	-	(27)
Recoveries	-	1	6	-	1	-	8
Provision (benefit)	(304)	105	(24)	339	13	64	193
Balance at June 30, 2015	$3,510	$2,108	$541	$921	$159	$330	$7,569

	For the six months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2015	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Charge-offs	-	-	-	-	(18)	-	(18)
Recoveries	-	1	12	-	10	-	23
Provision (benefit)	174	158	(60)	50	(9)	8	321
Balance at June 30, 2016	$4,001	$2,297	$364	$1,286	$102	$181	$8,231

Balance at December 31, 2014	$3,500	$1,751	$560	$872	$184	$357	$7,224
Charge-offs	-	(103)	-	-	(33)	-	(136)
Recoveries	-	1	6	-	3	-	10
Provision (benefit)	10	459	(25)	49	5	(27)	471
Balance at June 30, 2015	$3,510	$2,108	$541	$921	$159	$330	$7,569

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at June 30, 2016 and December 31, 2015:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$443	$-	$-	$-	$-	$443
Ending balance:
Collectively evaluated for impairment	4,001	1,854	364	1,286	102	181	7,788
Total allowance for loan losses ending balance	$4,001	$2,297	$364	$1,286	$102	$181	$8,231

Loans:
Ending balance:
Individually evaluated for impairment	$3,245	$1,651	$429	$-	$-	$-	$5,325
Ending balance:
Collectively evaluated for impairment	300,811	127,139	84,750	68,613	1,820	-	583,133
Total loans ending balance	$304,056	$128,790	$85,179	$68,613	$1,820	$-	$588,458

December 31, 2015
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$488	$-	$-	$-	$-	$488
Ending balance:
Collectively evaluated for impairment	3,827	1,650	412	1,236	119	173	7,417
Total allowance for loan losses ending balance	$3,827	$2,138	$412	$1,236	$119	$173	$7,905

Loans:
Ending balance:
Individually evaluated for impairment	$3,272	$1,755	$437	$-	$-	$-	$5,464
Ending balance:
Collectively evaluated for impairment	282,084	110,318	91,955	71,535	1,855	-	557,747
Total loans ending balance	$285,356	$112,073	$92,392	$71,535	$1,855	$-	$563,211

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at June 30, 2016 and December 31, 2015:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

June 30, 2016
Commercial real estate	$-	$-	$-	$-	$304,056	$304,056	$-	$-
Commercial	57	-	-	57	128,733	128,790	-	886
Residential real estate	-	151	-	151	85,028	85,179	-	483
Construction and land development	-	-	-	-	68,613	68,613	-	-
Consumer	-	-	-	-	1,820	1,820	-	-
Total	$57	$151	$-	$208	$588,250	$588,458	$-	$1,369

December 31, 2015
Commercial real estate	$-	$-	$-	$-	$285,356	$285,356	$-	$106
Commercial	-	-	-	-	112,073	112,073	-	1,147
Residential real estate	130	173	365	668	91,724	92,392		1,031
Construction and land development	-	-	-	-	71,535	71,535	-	-
Consumer	1	1	-	2	1,853	1,855	-	-
Total	$131	$174	$365	$670	$562,541	$563,211	$-	$2,284

Information about the Company’s impaired loans by portfolio segment was as follows at and for the period ended June 30, 2016 and at and for the year ended December 31, 2015:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

June 30, 2016
With no related allowance recorded:
Commercial real estate	$3,245	$3,245	$-	$3,259	$53
Commercial	765	765	-	783	20
Residential real estate	429	429	-	433	10
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	4,439	4,439	-	4,475	83

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	886	886	443	898	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	886	886	443	898	-

Total
Commercial real estate	3,245	3,245	-	3,259	53
Commercial	1,651	1,651	443	1,681	20
Residential real estate	429	429	-	433	10
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$5,325	$5,325	$443	$5,373	$83

December 31, 2015
With no related allowance recorded:
Commercial real estate	$3,272	$3,272	$-	$3,788	$149
Commercial	661	661	-	611	20
Residential real estate	437	437	-	323	17
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	4,370	4,370	-	4,722	186

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	1,094	1,094	488	901	2
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,094	1,094	488	901	2

Total
Commercial real estate	3,272	3,272	-	3,788	149
Commercial	1,755	1,755	488	1,512	22
Residential real estate	437	437	-	323	17
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$5,464	$5,464	$488	$5,623	$188

There were no troubled debt restructurings during the six months ended June 30, 2016.

The following tables present the Company’s loans by risk rating and portfolio segment at June 30, 2016 and December 31, 2015:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total

June 30, 2016
Grade:
Pass	$283,286	$123,263	$-	$68,613	$-	$475,162
Special mention	16,926	1,458	-	-	-	18,384
Substandard	3,844	3,183	958	-	-	7,985
Doubtful	-	886	-	-	-	886
Not formally rated	-	-	84,221	-	1,820	86,041
Total	$304,056	$128,790	$85,179	$68,613	$1,820	$588,458

December 31, 2015
Grade:
Pass	$265,325	$106,677	$-	$71,535	$-	$443,537
Special mention	15,700	1,403	-	-	-	17,103
Substandard	4,331	3,083	1,329	-	-	8,743
Doubtful	-	910	-	-	-	910
Not formally rated	-	-	91,063	-	1,855	92,918
Total	$285,356	$112,073	$92,392	$71,535	$1,855	$563,211

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

(6) Federal Home Loan Bank Advances

Borrowings from the Federal Home Loan Bank (FHLB) are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and other qualified assets.

In August of 2015 the Bank modified $3.5 million of its FHLB borrowings and extended the maturity. The Bank incurred a prepayment penalty of $233,000. In accordance with ASC 470-50-40, the prepayment penalty is amortized over the life of the newly modified borrowing.

Maturities of advances from the FHLB ending after June 30, 2016 are summarized as follows:

(In thousands)
2016	$19,112
2017	5,000
2018	5,000
2020	6,335
Thereafter	3,500
Total	$38,947

(7)	Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

June 30, 2016
U.S. Government and federal agency	$2,013	$-	$2,013	$-
State and municipal	50,117	-	50,117	-
Corporate debt	1,056	-	1,056	-
Asset-backed securities	9,528	-	9,528	-
Mortgage-backed securities	48,017	-	48,017	-
Trust preferred securities	933	-	-	933
Marketable equity securities	11,421	11,421	-	-
Totals	$123,085	$11,421	$110,731	$933

December 31, 2015
U.S. Government and federal agency	$2,033	$-	$2,033	$-
State and municipal	3,682	-	3,682	-
Corporate debt	1,071	-	1,071	-
Asset-backed securities	9,624	-	9,624	-
Mortgage-backed securities	52,812	-	52,812	-
Trust preferred securities	1,116	-	-	1,116
Marketable equity securities	10,646	10,646	-	-
Totals	$80,984	$10,646	$69,222	$1,116

The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis for the six months periods ended June 30, 2016 and 2015.

(In thousands)	Available-for- Sale Securities

Balance beginning January 1, 2016	$1,116
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	(183)
Paydowns	-
Ending balance, June 30, 2016	$933

Balance beginning January 1, 2015	$1,122
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	183
Paydowns	(115)
Ending balance, June 30, 2015	$1,190

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

The following summarizes financial instruments measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

June 30, 2016
Impaired loans	$443	$-	$-	$443

December 31, 2015
Impaired loans	$606	$-	$-	$606

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2016
Impaired loans	$443	Real estate appraisals	Discount for dated appraisals	6-10%
December 31, 2015
Impaired loans	$606	Real estate appraisals	Discount for dated appraisals	6-10%

(8)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2016 and December 31, 2015:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2016
Financial assets:
Cash and cash equivalents	$16,928	$16,928	$-	$-	$16,928
Available-for-sale securities	123,085	11,421	110,731	933	123,085
Federal Home Loan Bank of Boston stock	2,367	2,367	-	-	2,367
Loans, net	579,877	-	-	590,504	590,504
Accrued interest receivable	2,183	-	2,183	-	2,183
Financial liabilities:
Deposits	607,329	-	-	607,594	607,594
Federal Home Loan Bank advances	38,947	-	39,488	-	39,488

December 31, 2015
Financial assets:
Cash and cash equivalents	$20,464	$20,464	$-	$-	$20,464
Available-for-sale securities	80,984	10,646	69,222	1,116	80,984
Held-to-maturity securities	44,623	-	46,474	-	46,474
Federal Home Loan Bank of Boston stock	3,310	3,310	-	-	3,310
Loans, net	554,929	-	-	561,937	561,937
Accrued interest receivable	2,251	-	2,251	-	2,251
Financial liabilities:
Deposits	577,235	-	-	577,316	577,316
Federal Home Loan Bank advances	57,423	-	57,774	-	57,774

(9)	Regulatory Capital

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends repurchases shares or pay discretionary bonuses.

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

As of June 30, 2016 and December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The completion of the stock offering has significantly enhanced the Bank’s Regulatory Capital.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2016
Total Capital (to Risk Weighted Assets)	$107,656	17.0%	$50,537	>	8.0%	$63,172	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	98,380	15.6	37,903	>	6.0	50,537	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	98,380	15.6	28,427	>	4.5	41,062	>	6.5
Tier 1 Capital (to Average Assets)	98,380	13.4	29,484	>	4.0	36,855	>	5.0
December 31, 2015
Total Capital (to Risk Weighted Assets)	$104,032	17.1%	$48,780	>	8.0%	$60,975	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	95,370	15.6	36,585	>	6.0	48,780	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	95,370	15.6	27,439	>	4.5	39,634	>	6.5
Tier 1 Capital (to Average Assets)	95,370	13.4	28,435	>	4.0	35,544	>	5.0

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

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 357,152 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate (3.50% at June 30, 2016). Loan payments are principally funded by cash contributions from the Bank.

June 30, 2016
Shares held by the ESOP include the following:
Allocated	23,810
Committed to be allocated	11,905
Unallocated	321,437
Total	357,152

The fair value of unallocated shares was approximately $5.0 million at June 30, 2016.

Total compensation expense recognized in connection with the ESOP for the six months ended June 30, 2016 was $162,000.

(11) Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculation. There were no potentially dilutive common stock equivalents as of June 30, 2016. Earnings per share is not applicable for the period ended June 30, 2015.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2016
Net Income attributable to common shareholders	$1,363	$2,850

Average number of common shares outstanding	9,498,722	9,498,722
Less: unallocated ESOP shares	(325,405)	(328,382)
Average number of common shares outstanding	9,173,317	9,170,340

Item 2.    Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and six month ended June 30, 2016 may not be indicative of results for of 2016 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” and “believe,” “will,” “intends,” “will be,” “would” or similar expressions. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, trends in interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, real estate values in the market area, loan demand, competition, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2016 or during the twelve months ended December 31, 2015.

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

Balance Sheet Analysis

Assets. Total assets were $760.4 million at June 30, 2016, an increase of $17.0 million, or 2.3%, from $743.4 million at December 31, 2015. The increase resulted primarily from an increase in net loans of $24.9 million, which was partially offset by a decrease in cash and cash equivalents of $3.5 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.5 million, or 17.3%, to $16.9 million at June 30, 2016 from $20.5 million at December 31, 2015. The decrease in cash and cash equivalents primarily resulted from paying off borrowings.

Loans. At June 30, 2016, net loans were $579.9 million, or 76.3% of total assets, compared to $554.9 million, or 74.6% of total assets, at December 31, 2015. An increase in commercial real estate loans of $18.7 million, or 6.6%, and an increase in commercial loans of $16.7 million, or 14.9%, were partially offset by a decrease in construction and land development loans of $2.9 million, or 4.1%, and a decrease in residential real estate loans of $7.2 million, or 7.8%. The decrease in construction and land development loans and increase in commercial real estate loans were related to loans moving from the construction phase to permanent funding.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At		At
	June 30,		December 31,
(In thousands)	2016		2015
	Amount	Percent	Amount	Percent
Commercial real estate	$304,056	51.67%	$285,356	50.67%
Commercial	128,790	21.89%	112,073	19.90%
Residential real estate	85,179	14.47%	92,392	16.40%
Construction and land development	68,613	11.66%	71,535	12.70%
Consumer	1,820	0.31%	1,855	0.33%
	588,458	100.00%	563,211	100.00%
Allowance for loan losses	(8,231)		(7,905)
Deferred loan fees, net	(350)		(377)
Net loans	$579,877		$554,929

Securities. Our available-for-sale securities portfolio increased $42.1 million, or 52.0%, to $123.1 million at June 30, 2016 from $81.0 million at December 31, 2015, while our held-to-maturity securities portfolio decreased $44.6 million to $0 at June 30, 2016 from $44.6 million at December 31, 2015. On May 31, 2016 the Company transferred all of its held-to-maturity securities to available-for-sale. The cost basis transferred was $44.2 million with an unrealized net gain of $2.2 million. Our securities portfolio in total decreased as we have set aside excess cash flows from securities to fund potential loan growth instead of re-investing the proceeds in investment securities.

Deposits. Total deposits increased $30.1 million, or 5.2%, to $607.3 million at June 30, 2016 from $577.2 million at December 31, 2015. The increase was primarily due to an increase in NOW accounts of $29.5 million and an increase in savings accounts of $9.3 million. The increases were offset by decreases in time deposits of $18.5 million. The increase was attributed to our continued strategy of obtaining deposits, while the decreases relate to the maturity of brokered deposits.

Borrowings. Borrowings at June 30, 2016 consisted entirely of Federal Home Loan Bank advances. Borrowings decreased $18.5 million, or 32.2%, to $38.9 million at June 30, 2016 from $57.4 million at December 31, 2015.

Shareholders’ Equity. Total shareholders’ equity increased $5.5 million, or 5.5%, to $106.9 million at June 30, 2016, from $101.4 million at December 31, 2015. The increases are primarily due to year-to-date net income of $2.9 million and an increase in other comprehensive income of $2.5 million, which includes the $1.3 million net unrealized gain from transferring securities from held-to-maturity to available-for-sale.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
(In thousands)	2016	2015
Non-accrual loans:
Real estate:
Commercial	$-	$106
Residential	483	1,031
Construction and land development	-	-
Commercial	886	1,147
Consumer	-	-
Total non-accrual loans	1,369	2,284

Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total non-performing assets	$1,369	$2,284

Total loans (1)	$588,108	$562,834
Total assets	$760,425	$743,397
Total non-performing loans to total loans (1)	0.23%	0.41%
Total non-performing assets to total assets	0.18%	0.31%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

The decrease in non-performing assets at June 30, 2016 compared to December 31, 2015 was primarily due to loans being upgraded to accrual status having proven the ability to repay the loan for the required period of time.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2016	2015
Allowance at beginning of period	$7,905	$7,224
Provision for loan losses	321	471
Charge offs:
Real estate:
Commercial	-	-
Residential	-	-
Construction and land development	-	-
Commercial	-	103
Consumer	18	33
Total charge-offs	18	136

Recoveries:
Real estate:
Commercial	-	-
Residential	12	6
Construction and land development	-	-
Commercial	1	1
Consumer	10	3
Total recoveries	23	10

Net (recoveries) charge-offs	(5)	126

Allowance at end of period	$8,231	$7,569

Non-performing loans at end of period	$1,369	$3,272
Total loans outstanding at end of period (1)	$588,108	$509,670
Average loans outstanding during the period (1)	$567,235	$500,139

Allowance to non-performing loans	601.24%	231.33%
Allowance to total loans outstanding at end of period	1.40%	1.49%
Net charge-offs to average loans outstanding during the period (annualized)	0.00%	0.05%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended June 30, 2016 and 2015

General. Net income attributable to common shareholders increased $174,000, or 14.6%, to $1.4 million for the three months ended June 30, 2016 from $1.2 million for the three months ended June 30, 2015. The increase was related to the $774,000 increase in interest and dividend income, and an increase in noninterest income of $108,000, which were partially offset by an increase in interest expense of $131,000, an increase in salaries and employee benefits of $363,000, and an increase income tax expense of $199,000.

Interest and Dividend Income. Interest and dividend income increased $774,000, or 12.4%, to $7.0 million for the three months ended June 30, 2016 from $6.3 million for the three months ended June 30, 2015. This was primarily attributable to an increase in interest and fees on loans, which increased $742,000, or 13.7%, to $6.2 million for the three months ended June 30, 2016 from $5.4 million for the three months ended June 30, 2015, and an increase in interest and dividends on securities of $36,000, or 4.4%.

The increase in interest income on loans was due to an increase in the average balance of loans of $68.8 million, or 13.7%, to $569.6 million for the three months ended June 30, 2016 from $500.8 million for the three months ended June 30, 2015 due to our continued focus on higher-yielding commercial lending.

The increase in interest income on investment securities was primarily due to an increase in the average balance of investment securities of$5.4 million, or 4.6%, to $123.3 million during the three months ended June 30, 2016 from $117.9 million for the three months ended June 30, 2015. The average balance increased due to investment purchases made in the last quarter of 2015.

Interest Expense. Interest expense increased $131,000, or 23.8%, to $681,000 for the three months ended June 30, 2016 from $550,000 for the three months ended June 30, 2015, primarily caused by an increase in interest expense on deposits. Interest expense on deposits increased $118,000, or 28.7%, to $529,000 for the three months ended June 30, 2016 from $411,000 for the three months ended June 30, 2015, as the average rate paid on interest-bearing deposits increased eight basis points to 0.48% for the three months ended June 30, 2016 from 0.40% for the three months ended June 30, 2015. The increase in the average rate was primarily the result of increases in the average rate paid on NOW accounts. The average balance of interest-bearing deposits increased $32.1 million, or 7.9%, to $439.5 million for the three months ended June 30, 2016 from $407.3 million for the three months ended June 30, 2015. The increase resulted primarily from an increase in the average balance of NOW accounts, which increased $33.1 million, or 43.9%.

Net Interest and Dividend Income. Net interest and dividend income increased $643,000, or 11.3%, to $6.3 million for the three months ended June 30, 2016 from $5.7 million for the three months ended June 30, 2015. The increase is due to both higher balances of earning assets and expanding margins. Our net interest rate spread decreased two basis points to 3.43% for the three months ended June 30, 2016 from 3.45% for the three months ended June 30, 2015, while our net interest margin increased two basis points to 3.62% for the three months ended June 30, 2016 from 3.60% for the three months ended June 30, 2015. The average yield we earned on interest-earning assets increased six basis points to 4.00% while the average rate paid on interest-bearing liabilities increased seven basis points to 0.57%.

Provision for Loan Losses. The provision for loan losses was $210,000 for the three months ended June 30, 2016 compared to $193,000 for the three months ended June 30, 2015. The provisions recorded resulted in an allowance for loan losses of $8.2 million, or 1.40% of total loans at June 30, 2016, compared to $7.9 million, or 1.40% of total loans, at December 31, 2015 and $7.6 million, or 1.49% of total loans, at June 30, 2015. The increase in the provision for the quarter ended June 30, 2016 resulted primarily from an increase in the loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income increased $108,000, or 12.6%, to $967,000 for the three months ended June 30, 2016 from $859,000 for the three months ended June 30, 2015. The increase was primarily caused by the increases in other income of $102,000, or 94.4%, to $210,000 for the three months ended June 30, 2016 from $108,000 for the three months ended June 30, 2015. The increase in other income represents an increase in bank owned life insurance (BOLI) income. Additional BOLI of $6.2 million was purchased in the second half of 2015.

Noninterest Expense. Noninterest expense increased $401,000, or 8.6%, to $5.1 million for the three months ended June 30, 2016 from $4.7 million for the three months ended June 30, 2015. The largest increase was related to the salaries and employee benefits expense, which increased $363,000, or 13.0%, to $3.2 million for the three months ended June 30, 2016 from $2.8 million for the three months ended June 30, 2015. The increase in salaries and employee benefits was due primarily to our hiring additional employees to support our loan growth and the opening of a new branch, as well as the recording of the ESOP expense of $84,000 during the three months ended June 30, 2016 compared to no expense recorded during the three months ended June 30, 2015. Occupancy expense increased $23,000, or 5.8%, to $417,000 for the three months ended June 30, 2016, due primarily to opening an additional branch during the last quarter of 2015. Professional services expenses increased $85,000, or 37.3%, to $313,000 for the three months ended June 30, 2016 from $228,000 for the three months ended June 30, 2015 due to increased management training and legal and accounting fees.

Income Tax Provision. We recorded a provision for income taxes of $659,000 for the three months ended June 30, 2016, reflecting an effective tax rate of 32.6%, compared to a provision of $460,000, reflecting an effective tax rate of 27.2% for the three months ended June 30, 2015. The changes in the income tax provision were primarily due to an increase in pre-tax income. The increase in the effective tax rate was primarily due to a decrease in our tax-exempt investments and an increase in taxable income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in BOLI and municipal securities.

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

	For the Three Months Ended June 30,
	2016			2015
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$569,648	$6,159	4.32%	$500,804	$5,417	4.33%
Interest-earning deposits	6,327	6	0.38%	11,800	10	0.34%
Investment securities	123,316	834	2.71%	117,919	809	2.74%
Federal Home Loan Bank stock	2,465	27	4.38%	3,642	16	1.76%
Total interest-earning assets	701,756	7,026	4.00%	634,165	6,252	3.94%
Non-interest earning assets	39,884			33,921

Total assets	$741,640			$668,086

Interest-bearing liabilities:
Savings accounts	$105,986	42	0.16%	$94,747	35	0.15%
Money market accounts	109,193	71	0.26%	113,267	75	0.26%
NOW accounts	108,466	166	0.61%	75,353	29	0.15%
Certificates of deposit	115,847	250	0.86%	123,976	272	0.88%
Total interest-bearing deposits	439,492	529	0.48%	407,343	411	0.40%
Federal Home Loan Bank advances	34,884	152	1.74%	34,741	139	1.60%
Total interest-bearing liabilities	474,376	681	0.57%	442,084	550	0.50%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	154,921			136,733
Other noninterest-bearing liabilities	7,442			11,635
Total liabilities	636,739			590,452
Total equity	104,901			77,634
Total liabilities and equity	$741,640			$668,086

Net interest income		$6,345			$5,702
Interest rate spread (1)			3.43%			3.45%
Net interest-earning assets (2)	$227,380			$192,081
Net interest margin (3)			3.62%			3.60%
Average interest-earning assets to interest-bearing liabilities	147.93%			143.45%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Three Months Ended June 30, 2016
	Compared to the Three Months Ended June 30, 2015
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$(2)	$744	$742
Interest-earning deposits	1	(5)	(4)
Investment securities	(12)	37	25
Federal Home Loan Bank Stock	18	(7)	11

Total interest-earning assets	5	769	774

Interest-bearing liabilities:
Savings accounts	3	4	7
Money Market Accounts	(1)	(3)	(4)
Now Accounts	119	18	137
Certificates of deposit	(4)	(18)	(22)

Total interest-bearing deposits	117	1	118

Federal Home Loan Bank advances	12	1	13

Total interest-bearing liabilities	129	2	131

Change in net interest income	$(124)	$767	$643

Results of Operations for the Six Months Ended June 30, 2016 and 2015

General. Net income attributable to common shareholders increased $693,000, or 32.1%, to $2.9 million for the six months ended June 30, 2016 from $2.2 million for the six months ended June 30, 2015. The increase was related to a $1.7 million increase in interest and dividend income, and an increase in noninterest income of $219,000, which were partially offset by an increase in interest expense of $281,000, an increase in salaries and employee benefits of $616,000, and an increased income tax expense of $501,000.

Interest and Dividend Income. Interest and dividend income increased $1.7 million, or 13.6%, to $14.0 million for the six months ended June 30, 2016 from $12.3 million for the six months ended June 30, 2015. This was primarily attributable to an increase in interest and fees on loans, which increased $1.6 million, or 14.9%, to $12.3 million for the six months ended June 30, 2016 from $10.7 million for the six months ended June 30, 2015, and an increase in interest and dividends on securities of $87,000, or 5.3%.

The increase in interest income on loans was due to an increase in the average balance of loans of $67.1 million, or 13.4%, to $567.2 million for the six months ended June 30, 2016 from $500.1 million for the six months ended June 30, 2015. The loan portfolio increased due to our continued focus on higher-yielding commercial lending.

The increase in interest income on investment securities was primarily due to an increase in average balance of $4.8 million, or 4.0%, to $124.1 million during the six months ended June 30, 2016 from $119.3 million for the six months ended June 30, 2015. The average balance increased to investment purchases made in the last quarter of 2015.

Interest Expense. Interest expense increased $281,000, or 25.6%, to $1.4 million for the six months ended June 30, 2016 from $1.1 million for the six months ended June 30, 2015, primarily caused by an increase in interest expense on deposits. Interest expense on deposits increased $267,000, or 32.7%, to $1.1 million for the six months ended June 30, 2016 from $817,000 for the six months ended June 30, 2015, as the average rate paid on interest-bearing deposits increased nine basis points to 0.49% for the six months ended June 30, 2016 from 0.40% for the six months ended June 30, 2015. The increase in the average rate was primarily the result of increases in the average rates paid on the NOW accounts and certificates of deposits. The average balance of interest-bearing deposits increased $37.5 million, or 9.2%, to $443.7 million for the six months ended June 30, 2016 from $406.2 million for the six months ended June 30, 2015. The increase resulted primarily from an increase in the average balance of NOW accounts, which increased $32.2 million, or 41.6%.

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million, or 12.5%, to $12.6 million for the six months ended June 30, 2016 from $11.2 million for the six months ended June 30, 2015. The increase is due to both higher balances of earning assets and expanding margins. Our net interest rate spread remained the same at 3.42% for the six months ended June 30, 2016 and for the six months ended June 30, 2015, while our net interest margin increased four basis points to 3.60% for the six months ended June 30, 2016 from 3.56% for the six months ended June 30, 2015. The average yield we earned on interest-earning assets increased nine basis points to 4.00% while the average rate paid on interest-bearing liabilities increased nine basis points to 0.58%.

Provision for Loan Losses. The provision for loan losses was $321,000 for the six months ended June 30, 2016 compared to $471,000 for the six months ended June 30, 2015. The provisions recorded resulted in an allowance for loan losses of $8.2 million, or 1.40% of total loans, at June 30, 2016, compared to $7.9 million, or 1.40% of total loans, at December 31, 2015 and $7.6 million, or 1.49% of total loans, at June 30, 2015. The provision for the quarter ended June 30, 2016 resulted primarily from an increase in the loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income increased $219,000, or 13.0%, to $1.9 million for the six months ended June 30, 2016 from $1.7 million for the six months ended June 30, 2015. The increase was primarily caused by the increase in other income of $175,000, or 77.1%, to $402,000 for the six months ended June 30, 2016 compared to $227,000 at June 30, 2015. The increase in other income represents an increase in BOLI income. Additional BOLI of $6.2 million was purchased in the second half of 2015. The increases were partially offset by a decrease in gains on sales of securities of $65,000 to $37,000 at June 30, 2016 compared to $102,000 at June 30, 2015.

Noninterest Expense. Noninterest expense increased $659,000, or 7.1%, to $10.0 million for the six months ended June 30, 2016 from $9.3 million for the six months ended June 30, 2015. The largest increase was related to salaries and employee benefits expense, which increased $616,000, or 10.9%, to $6.3 million for the six months ended June 30, 2016 from $5.7 million for the six months ended June 30, 2015. The increase in salaries and employee benefits was due primarily to our hiring additional employees to support our loan growth and the opening of a new branch, as well as the recording of the ESOP expense of $162,000 during the six months ended June 30, 2016 compared to no expense recorded during the six months ended June 30, 2015. Other expense decreased $163,000, or 10.2%, to $1.4 million for the six months ended June 30, 2016, due primarily to the lower trustee expenses. The 2016 decrease in trustee expenses was due to the non-replacement of retiring members of the board of directors. Professional services expenses increased $133,000, or 29.9%, to $578,000 for the six months ended June 30, 2016 from $445,000 for the six months ended June 30, 2015 due to increased management training and legal fees.

Income Tax Provision. We recorded a provision for income taxes of $1.4 million for the six months ended June 30, 2016, reflecting an effective tax rate of 32.2%, compared to a provision of $854,000, reflecting an effective tax rate of 27.6% for the six months ended June 30, 2015. The changes in the income tax provision were primarily due to an increase in pre-tax income. The increase in the effective tax rate was primarily due to a decrease in our tax-exempt investments and an increase in taxable income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in BOLI and municipal securities.

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

	For the Six Months Ended June 30,
	2016			2015
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$567,235	$12,250	4.32%	$500,139	$10,660	4.26%
Interest-earning deposits	6,954	14	0.40%	7,061	11	0.31%
Investment securities	124,056	1,697	2.74%	119,254	1,639	2.75%
Federal Home Loan Bank stock	2,727	45	3.30%	3,642	16	0.88%
Total interest-earning assets	700,972	14,006	4.00%	630,096	12,326	3.91%
Non-interest earning assets	39,569			32,460

Total assets	$740,541			$662,556

Interest-bearing liabilities:
Savings accounts	$106,525	85	0.16%	$93,510	68	0.15%
Money market accounts	108,613	142	0.26%	111,010	146	0.26%
NOW accounts	109,504	319	0.58%	77,311	60	0.16%
Certificates of deposit	119,052	538	0.90%	124,406	543	0.87%
Total interest-bearing deposits	443,694	1,084	0.49%	406,237	817	0.40%
Federal Home Loan Bank advances	34,864	294	1.69%	37,960	280	1.48%
Total interest-bearing liabilities	478,558	1,378	0.58%	444,197	1,097	0.49%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	151,169			132,362
Other noninterest-bearing liabilities	7,173			8,861
Total liabilities	636,900			585,420
Total equity	103,641			77,136
Total liabilities and equity	$740,541			$662,556

Net interest income		$12,628			$11,229
Interest rate spread (1)			3.42%			3.42%
Net interest-earning assets (2)	$222,414			$185,899
Net interest margin (3)			3.60%			3.56%
Average interest-earning assets to interest-bearing liabilities	146.48%			141.85%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Six Months Ended June 30, 2016
	Compared to the Six Months Ended June 30, 2015
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$143	$1,447	$1,590
Interest-earning deposits	3	(0)	3
Investment securities	(8)	66	58
Federal Home Loan Bank Stock	34	(5)	29

Total interest-earning assets	172	1,508	1,680

Interest-bearing liabilities:
Savings accounts	7	10	17
Money Market Accounts	(1)	(3)	(4)
Now Accounts	225	34	259
Certificates of deposit	19	(24)	(5)

Total interest-bearing deposits	250	17	267

Federal Home Loan Bank advances	38	(24)	14

Total interest-bearing liabilities	288	(7)	281

Change in net interest income	$(116)	$1,515	$1,399

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $16.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $123.1 million at June 30, 2016.

At June 30, 2016, we had the ability to borrow a total of $202.4 million from the Federal Home Loan Bank of Boston. On that date, we had $39.1 million in advances outstanding. At June 30, 2016, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $113.5 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At June 30, 2016 and December 31, 2015 we had $7.6 million and $15.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2016 and December 31, 2015, we had $191.9 million and $191.6 million in un-advanced funds to borrowers, respectively. We also had $6.1 million and $5.5 million in outstanding letters of credit at June 30, 2016 and December 31, 2015, respectively.

Certificates of deposit due within one year of June 30, 2016 totaled $66.9 million, or 11.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at June 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2016, we originated $89.8 million of loans, all of which were intended to be held in our portfolio, and we did not purchase any loans. We also purchased $369,000 in securities. During the six months ended June 30, 2015, we originated $88.4 million of loans, all of which were intended to be held in our portfolio, and we purchased $871,000 of securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $30.1 million and $34.8 million for the six months ended June 30, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances reflected a net increase of $9.5 million and a decrease of $24.0 million during the three months ended June 30, 2016 and 2015, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At June 30, 2016, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (1)
3.2	By-Laws of Provident Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date:	August 11, 2016	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date:	August 11, 2016	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

