Form 10-Q
period 2016-09-30
Provident Bancorp, Inc.
filed 2016-11-14
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

YES ☒ NO ☐.

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

As of November 14, 2016, there were 9,498,722 shares of the Registrant’s common stock, no par value per share, issued and outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

PROVIDENT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
(In thousands)	2016	2015
	(unaudited)
Assets
Cash and due from banks	$9,528	$7,302
Interest-bearing demand deposits with other banks	12,581	12,865
Money market mutual funds	681	297
Cash and cash equivalents	22,790	20,464
Investments in available-for-sale securities (at fair value)	115,462	80,984
Investments in held-to-maturity securities (fair value of $46,474 as of December 31, 2015)	-	44,623
Federal Home Loan Bank stock, at cost	2,467	3,310
Loans, net	589,364	554,929
Bank owned life insurance	19,252	18,793
Premises and equipment, net	11,682	11,606
Accrued interest receivable	2,018	2,251
Deferred tax asset, net	3,786	5,056
Other assets	1,381	1,381
Total assets	$768,202	$743,397

Liabilities and Equity
Deposits:
Noninterest-bearing	$160,851	$153,093
Interest-bearing	449,480	424,142
Total deposits	610,331	577,235
Federal Home Loan Bank advances	41,458	57,423
Other liabilities	8,070	7,333
Total liabilities	659,859	641,991
Shareholders' equity:
Preferred stock; authorized 50,000 shares: 0 shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,498,722 shares issued and outstanding	-	-
Additional paid-in capital	43,237	43,159
Retained earnings	64,501	59,890
Accumulated other comprehensive income	3,759	1,690
Unearned compensation - ESOP	(3,154)	(3,333)
Total shareholders' equity	108,343	101,406
Total liabilities and shareholders' equity	$768,202	$743,397

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2016	2015	2016	2015
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$6,611	$5,634	$18,861	$16,294
Interest and dividends on securities	807	798	2,549	2,453
Interest on interest-bearing deposits	8	16	22	27
Total interest and dividend income	7,426	6,448	21,432	18,774
Interest expense:
Interest on deposits	539	410	1,623	1,227
Interest on Federal Home Loan Bank advances	174	157	468	437
Total interest expense	713	567	2,091	1,664
Net interest and dividend income	6,713	5,881	19,341	17,110
Provision for loan losses	163	174	484	645
Net interest and dividend income after provision for loan losses	6,550	5,707	18,857	16,465
Noninterest income:
Customer service fees on deposit accounts	339	343	936	876
Service charges and fees – other	427	468	1,293	1,289
Gain on sale of securities, net	438	215	475	317
Other income	159	134	561	361
Total noninterest income	1,363	1,160	3,265	2,843
Noninterest expense:
Salaries and employee benefits	3,219	3,016	9,500	8,681
Occupancy expense	412	383	1,194	1,170
Equipment expense	162	132	471	400
FDIC assessment	103	93	293	283
Data processing	163	142	491	415
Marketing expense	70	18	178	144
Professional fees	299	217	876	662
Charitable Foundation expense	-	2,150	-	2,150
Other	784	720	2,213	2,314
Total noninterest expense	5,212	6,871	15,216	16,219
Income (loss) before income tax expense (benefit)	2,701	(4)	6,906	3,089
Income tax expense (benefit)	940	(134)	2,295	717
Net income	$1,761	$130	$4,611	$2,372
Net Income attributable to common shareholders	$1,761	$86	$4,611	$2,243

Income per share:
Basic	$0.19	N/A	$0.50	N/A
Diluted	$0.19	N/A	$0.50	N/A

Weighted Average Shares:
Basic	9,179,269	N/A	9,173,331	N/A
Diluted	9,179,269	N/A	9,173,331	N/A

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015

Net income	$1,761	$130	$4,611	$2,372
Other comprehensive income:
Change in net unrealized holding (losses) gains	(296)	(265)	1,575	(800)
Reclassification adjustment for realized gains in net income	(438)	(215)	(475)	(317)
Net change in unrealized (loss) gain	(734)	(480)	1,100	(1,117)
Income tax effect	290	169	(376)	421
Net of tax amount	(444)	(311)	724	(696)
Change in net unrealized holding gains on securities transferred from held-to-maturity to available-for-sale	-	-	2,239	-
Income tax effect	-	-	(894)	-
Net of tax amount	-	-	1,345	-
Other comprehensive income (loss)	(444)	(311)	2,069	(696)
Total comprehensive income (loss)	$1,317	$(181)	$6,680	$1,676

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Shares of		Additional		Other	Unearned
	Common	Preferred	Paid-in	Retained	Comprehensive	Compensation
(In thousands, except share data)	Stock	Stock	Capital	Earnings	Income	ESOP	Total

Balance, December 31, 2015	9,498,722	$-	$43,159	$59,890	$1,690	$(3,333)	$101,406
Net income	-	-	-	4,611	-	-	4,611
Net change in other comprehensive income	-	-	-	-	2,069	-	2,069
ESOP shares earned	-	-	78	-	-	179	257
Balance, September 30, 2016	9,498,722	$-	$43,237	$64,501	$3,759	$(3,154)	$108,343

Balance, December 31, 2014	275,000	$17,145	$275	$55,959	$2,412	$-	$75,791
Net income	-	-	-	2,372	-	-	2,372
Net change in other comprehensive income	-	-	-	-	(696)	-	(696)
Preferred stock dividends	-	-	-	(129)	-	-	(129)
Issuance of 5,034,323 shares to the mutual holding company	5,034,323	-	-	-	-	-	-
Transfer due to stock offering	(275,000)	-	(275)	275	-	-	-
Issuance of 4,274,425 shares in the initial public offering, net of expenses of $1,547	4,274,425	-	41,197	-	-	-	41,197
Issuance and contribution of 189,974 shares to the Provident Community Charitable Organization	189,974	-	1,900	-	-	-	1,900
Purchase of 357,152 shares of common stock by the ESOP	-	-	-	-	-	(3,572)	(3,572)
ESOP shares earned	-	-	31	-	-	120	151
Balance, September 30, 2015	9,498,722	$17,145	$43,128	$58,477	$1,716	$(3,452)	$117,014

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$4,611	$2,372
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	627	660
ESOP expense	257	151
Contribution of stock to charitable foundation	-	1,900
Gain on sales, calls and donations of securities, net	(475)	(317)
Change in deferred loan fees, net	(76)	(93)
Provision for loan losses	484	645
Depreciation and amortization	628	549
Decrease in accrued interest receivable	233	55
Increase in taxes receivable	(67)	(879)
Increase in cash surrender value of life insurance	(459)	(288)
Decrease (increase) in other assets	67	(779)
Increase (decrease) in other liabilities	737	(57)
Net cash provided by operating activities	6,567	3,919

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,386)	(1,415)
Proceeds from sales of available-for-sale securities	2,912	739
Proceeds from pay downs, maturities and calls of available-for-sale securities	11,586	8,570
Proceeds from pay downs, maturities and calls of held-to-maturity securities	220	-
Redemption of Federal Home Loan Bank Stock	843	-
Loan originations and principal collections, net	(34,601)	(28,174)
Recoveries of loans previously charged off	26	20
Loans purchased	(268)	-
Additions to premises and equipment	(704)	(249)
Purchase of bank owned life insurance	-	(3,447)
Net cash used in investing activities	(21,372)	(23,956)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2016	2015
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	60,202	28,927
Net decrease in time deposits	(27,106)	(7,762)
Proceeds from sale of common stock, net	-	41,197
Common stock purchased by ESOP	-	(3,572)
Proceeds from advances from the Federal Home Loan Bank	11,500	-
Net change in Federal Home Loan Bank short-term advances	(27,465)	(21,825)
Preferred stock dividends	-	(129)
Net cash provided by financing activities	17,131	36,836

Net increase in cash and cash equivalents	2,326	16,799
Cash and cash equivalents at beginning of period	20,464	9,558
Cash and cash equivalents at end of period	$22,790	$26,357

Supplemental disclosures:
Interest paid	$2,095	$1,658
Income taxes paid	2,362	1,600
Held-to-maturity securities transferred to available-for-sale	44,240	-

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 30, 2016.

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

On March 10, 2015, the Board of Directors of the Company adopted a plan of stock issuance (the “Plan”) pursuant to which the Company sold shares of common stock, representing a minority ownership of the estimated pro forma market value of the Company. On July 15, 2015, the Company issued 4,274,425 shares of common stock to the public at $10.00 per share, including 357,152 shares purchased by The Provident Bank Employee Stock Ownership Plan. In addition, the Company issued 5,034,323 shares to Provident Bancorp, the Company’s mutual holding company (the “MHC”), and 189,974 shares to The Provident Community Charitable Organization, Inc., a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 9,498,722 shares of common stock were outstanding following the completion of the stock offering.

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

ASU (Accounting Standards Update) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and Internationl Financial Reporting Standards (IFRS). The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of other real estate owned (OREO) property. In August 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance will have a material impact on the Company's financial statements.

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

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at September 30, 2016 and December 31, 2015:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

September 30, 2016
State and municipal	$45,057	$2,197	$1	$47,253
Corporate debt	1,000	45	-	1,045
Asset-backed securities	9,035	198	4	9,229
Government mortgage-backed securities	43,698	942	57	44,583
Trust preferred securities	1,368	39	396	1,011
Marketable equity securities	9,911	3,305	194	13,022
	110,069	6,726	652	116,143
Money market mutual funds included in cash and cash equivalents	(681)	-	-	(681)
Total available-for-sale securities	$109,388	$6,726	$652	$115,462

December 31, 2015
U.S. Government and federal agency	$1,996	$37	$-	$2,033
State and municipal	3,373	309	-	3,682
Corporate debt	1,000	71	-	1,071
Asset-backed securities	9,656	9	41	9,624
Government mortgage-backed securities	52,515	622	325	52,812
Trust preferred securities	1,368	55	307	1,116
Marketable equity securities	8,638	2,653	348	10,943
	78,546	3,756	1,021	81,281
Money market mutual funds included in cash and cash equivalents	(297)	-	-	(297)
Total available-for-sale securities	$78,249	$3,756	$1,021	$80,984

The following summarizes the amortized cost of investment securities classified as held-to-maturity and their approximate fair values at December 31, 2015:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

December 31, 2015
State and municipal	$44,623	$1,905	$54	$46,474

The scheduled maturities of debt securities were as follows at September 30, 2016:

Available-for- Sale
Fair
(In thousands)	Value

Due within one year	$1,831
Due after one year through five years	2,359
Due after five years through ten years	7,362
Due after ten years	37,756
Government mortgage-backed securities	44,583
Asset-backed securities	9,229
$103,120

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows at September 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2016
Temporarily impaired securities:
State and municipal	$-	$-	$166	$1	$166	$1
Asset-backed securities	-	-	581	4	581	4
Government mortgage-backed securities	1,176	1	3,095	56	4,271	57
Trust preferred securities	-	-	928	396	928	396
Marketable equity securities	1,193	63	752	131	1,945	194
Total temporarily impaired securities	$2,369	$64	$5,522	$588	$7,891	$652

December 31, 2015
Temporarily impaired securities:
State and municipal	$3,195	$28	$729	$26	$3,924	$54
Asset-backed securities	5,062	7	2,005	34	7,067	41
Government mortgage-backed securities	21,108	88	9,156	237	30,264	325
Trust preferred securities	-	-	1,017	307	1,017	307
Marketable equity securities	1,591	166	529	182	2,120	348
Total temporarily impaired securities	$30,956	$289	$13,436	$786	$44,392	$1,075

Government mortgage-backed securities, state and municipal securities and asset-backed securities: Because the decline in fair value of the government mortgage-backed securities, asset-backed securities and state and municipal securities is primarily attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

Trust preferred securities: Management monitors its pooled-trust preferred securities for possible other-than-temporary impairment on a quarterly basis. This review includes an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary impairment cash flow testing. Critical assumptions that go into the other-than-temporary impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary impairment cash flow testing indicated no other-than-temporary impairment as of September 30, 2016.

(5)	Loans

A summary of loans is as follows:

	At		At
	September 30,		December 31,
(In thousands)	2016		2015
	Amount	Percent	Amount	Percent
Commercial real estate	$319,760	53.47%	$285,356	50.67%
Commercial	137,042	22.92%	112,073	19.90%
Residential real estate	81,411	13.61%	92,392	16.40%
Construction and land development	58,435	9.77%	71,535	12.70%
Consumer	1,403	0.23%	1,855	0.33%
	598,051	100.00%	563,211	100.00%
Allowance for loan losses	(8,386)		(7,905)
Deferred loan fees, net	(301)		(377)
Net loans	$589,364		$554,929

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at June 30, 2016	$4,001	$2,297	$364	$1,286	$102	$181	$8,231
Charge-offs	-	-	-	-	(11)	-	(11)
Recoveries	-	-	-	-	3	-	3
Provision (benefit)	168	101	(12)	(189)	6	89	163
Balance at September 30, 2016	$4,169	$2,398	$352	$1,097	$100	$270	$8,386

Balance at June 30, 2015	$3,510	$2,108	$541	$921	$159	$330	$7,569
Charge-offs	-	8	-	-	(16)	-	(8)
Recoveries	-	8	-	-	1	-	9
Provision (benefit)	83	18	(106)	175	(4)	8	174
Balance at September 30, 2015	$3,593	$2,142	$435	$1,096	$140	$338	$7,744

	For the nine months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2015	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Charge-offs	-	-	-	-	(29)	-	(29)
Recoveries	-	1	12	-	13	-	26
Provision (benefit)	342	259	(72)	(139)	(3)	97	484
Balance at September 30, 2016	$4,169	$2,398	$352	$1,097	$100	$270	$8,386

Balance at December 31, 2014	$3,500	$1,751	$560	$872	$184	$357	$7,224
Charge-offs	-	(96)	-	-	(49)	-	(145)
Recoveries	-	9	6	-	5	-	20
Provision (benefit)	93	478	(131)	224	-	(19)	645
Balance at September 30, 2015	$3,593	$2,142	$435	$1,096	$140	$338	$7,744

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at September 30, 2016 and December 31, 2015:

(In thousands)	Commercial Real Estate		Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
September 30, 2016
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-		$437	$-	$-	$-	$-	$437
Ending balance:
Collectively evaluated for impairment	4,169		1,961	352	1,097	100	270	7,949
Total allowance for loan losses ending balance	$4,169		$2,398	$352	$1,097	$100	$270	$8,386

Loans:
Ending balance:
Individually evaluated for impairment	$1,987		$1,697	$426	$-	$-	$-	$4,110
Ending balance:
Collectively evaluated for impairment	317,773	#	135,345	80,985	58,435	1,403	-	593,941
Total loans ending balance	$319,760		$137,042	$81,411	$58,435	$1,403	$-	$598,051

December 31, 2015
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-		$488	$-	$-	$-	$-	$488
Ending balance:
Collectively evaluated for impairment	3,827		1,650	412	1,236	119	173	7,417
Total allowance for loan losses ending balance	$3,827		$2,138	$412	$1,236	$119	$173	$7,905

Loans:
Ending balance:
Individually evaluated for impairment	$3,272		$1,755	$437	$-	$-	$-	$5,464
Ending balance:
Collectively evaluated for impairment	282,084		110,318	91,955	71,535	1,855	-	557,747
Total loans ending balance	$285,356		$112,073	$92,392	$71,535	$1,855	$-	$563,211

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at September 30, 2016 and December 31, 2015:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

September 30, 2016
Commercial real estate	$405	$-	$-	$405	$319,355	$319,760	$-	$-
Commercial	58	-	-	58	136,984	137,042	-	952
Residential real estate	-	75	-	75	81,336	81,411	-	468
Construction and land development	-	-	-	-	58,435	58,435	-	-
Consumer	-	-	-	-	1,403	1,403	-	-
Total	$463	$75	$-	$538	$597,513	$598,051	$-	$1,420

December 31, 2015
Commercial real estate	$-	$-	$-	$-	$285,356	$285,356	$-	$106
Commercial	-	-	-	-	112,073	112,073	-	1,147
Residential real estate	130	173	365	668	91,724	92,392		1,031
Construction and land development	-	-	-	-	71,535	71,535	-	-
Consumer	1	1	-	2	1,853	1,855	-	-
Total	$131	$174	$365	$670	$562,541	$563,211	$-	$2,284

Information about the Company’s impaired loans by portfolio segment was as follows at and for the period ended September 30, 2016 and at and for the year ended December 31, 2015:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

September 30, 2016
With no related allowance recorded:
Commercial real estate	$1,987	$1,987	$-	$2,941	$158
Commercial	823	823	-	793	31
Residential real estate	426	426	-	431	15
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	3,236	3,236	-	4,165	204

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	874	874	437	892	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	874	874	437	892	-

Total
Commercial real estate	1,987	1,987	-	2,941	158
Commercial	1,697	1,697	437	1,685	31
Residential real estate	426	426	-	431	15
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$4,110	$4,110	$437	$5,057	$204

December 31, 2015
With no related allowance recorded:
Commercial real estate	$3,272	$3,272	$-	$3,788	$149
Commercial	661	661	-	611	20
Residential real estate	437	437	-	323	17
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	4,370	4,370	-	4,722	186

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	1,094	1,094	488	901	2
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,094	1,094	488	901	2

Total
Commercial real estate	3,272	3,272	-	3,788	149
Commercial	1,755	1,755	488	1,512	22
Residential real estate	437	437	-	323	17
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$5,464	$5,464	$488	$5,623	$188

The following summarizes troubled debt restructurings entered into during the nine months ended September 30, 2016:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

September 30, 2016
Troubled debt restructurings:
Commercial	1	$58	$58
	1	$58	$58

In 2016, we approved one troubled debt restructure totaling $58 thousand, with no specific reserve required based on an analysis of the borrower’s repayment ability and/or collateral coverage. This commercial loan was placed on an extended 13-month interest only period with re-amortization to follow based on a five-year term.

The following tables present the Company’s loans by risk rating and portfolio segment at September 30, 2016 and December 31, 2015:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total

September 30, 2016
Grade:
Pass	$301,352	$131,813	$-	$58,435	$-	$491,600
Special mention	14,908	1,258	-	-	-	16,166
Substandard	3,500	3,097	941	-	-	7,538
Doubtful	-	874	-	-	-	874
Not formally rated	-	-	80,470	-	1,403	81,873
Total	$319,760	$137,042	$81,411	$58,435	$1,403	$598,051

December 31, 2015
Grade:
Pass	$265,325	$106,677	$-	$71,535	$-	$443,537
Special mention	15,700	1,403	-	-	-	17,103
Substandard	4,331	3,083	1,329	-	-	8,743
Doubtful	-	910	-	-	-	910
Not formally rated	-	-	91,063	-	1,855	92,918
Total	$285,356	$112,073	$92,392	$71,535	$1,855	$563,211

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

Maturities of advances from the FHLB ending after September 30, 2016 are summarized as follows:

(In thousands)
2016	$21,612
2017	5,000
2018	5,000
2020	6,346
Thereafter	3,500
Total	$41,458

(7)	Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

September 30, 2016
State and municipal	47,253	-	47,253	-
Corporate debt	1,045	-	1,045	-
Asset-backed securities	9,229	-	9,229	-
Mortgage-backed securities	44,583	-	44,583	-
Trust preferred securities	1,011	-	-	1,011
Marketable equity securities	12,341	12,341	-	-
Totals	$115,462	$12,341	$102,110	$1,011

December 31, 2015
U.S. Government and federal agency	$2,033	$-	$2,033	$-
State and municipal	3,682	-	3,682	-
Corporate debt	1,071	-	1,071	-
Asset-backed securities	9,624	-	9,624	-
Mortgage-backed securities	52,812	-	52,812	-
Trust preferred securities	1,116	-	-	1,116
Marketable equity securities	10,646	10,646	-	-
Totals	$80,984	$10,646	$69,222	$1,116

The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis for the nine months periods ended September 30, 2016 and 2015.

(In thousands)	Available-for- Sale Securities

Balance beginning January 1, 2016	$1,116
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	(105)
Paydowns	-
Ending balance, September 30, 2016	$1,011

Balance beginning January 1, 2015	$1,122
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	262
Paydowns	(134)
Ending balance, September 30, 2015	$1,250

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

The following summarizes financial instruments measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

September 30, 2016
Impaired loans	$437	$-	$-	$437

December 31, 2015
Impaired loans	$606	$-	$-	$606

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2016
Impaired loans	$437	Real estate appraisals	Discount for dated appraisals	6-10%
December 31, 2015
Impaired loans	$606	Real estate appraisals	Discount for dated appraisals	6-10%

(8)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2016 and December 31, 2015:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2016
Financial assets:
Cash and cash equivalents	$22,790	$22,790	$-	$-	$22,790
Available-for-sale securities	115,462	12,341	102,110	1,011	115,462
Federal Home Loan Bank of Boston stock	2,467	2,467	-	-	2,467
Loans, net	589,364	-	-	599,931	599,931
Accrued interest receivable	2,018	-	2,018	-	2,018
Financial liabilities:
Deposits	610,331	-	-	610,543	610,543
Federal Home Loan Bank advances	41,458	-	41,897	-	41,897

December 31, 2015
Financial assets:
Cash and cash equivalents	$20,464	$20,464	$-	$-	$20,464
Available-for-sale securities	80,984	10,646	69,222	1,116	80,984
Held-to-maturity securities	44,623	-	46,474	-	46,474
Federal Home Loan Bank of Boston stock	3,310	3,310	-	-	3,310
Loans, net	554,929	-	-	561,937	561,937
Accrued interest receivable	2,251	-	2,251	-	2,251
Financial liabilities:
Deposits	577,235	-	-	577,316	577,316
Federal Home Loan Bank advances	57,423	-	57,774	-	57,774

(9)	Regulatory Capital

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchases shares or pay discretionary bonuses.

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

As of September 30, 2016 and December 31, 2015, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. The completion of the stock offering has significantly enhanced the Bank’s Regulatory Capital.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2016
Total Capital (to Risk Weighted Assets)	$109,589	17.2%	$50,867	>	8.0%	$63,584	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	100,235	15.8	38,150	>	6.0	50,867	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	100,235	15.8	28,613	>	4.5	41,329	>	6.5
Tier 1 Capital (to Average Assets)	100,235	13.2	30,408	>	4.0	38,010	>	5.0
December 31, 2015
Total Capital (to Risk Weighted Assets)	$104,032	17.1%	$48,780	>	8.0%	$60,975	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	95,370	15.6	36,585	>	6.0	48,780	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	95,370	15.6	27,439	>	4.5	39,634	>	6.5
Tier 1 Capital (to Average Assets)	95,370	13.4	28,435	>	4.0	35,544	>	5.0

(10)	Employee Stock Ownership Plan

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

The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 357,152 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company common stock is payable annually over 15 years at a rate per annum equal to the Prime Rate (3.50% at September 30, 2016). Loan payments are principally funded by cash contributions from the Bank.

September 30, 2016
Shares held by the ESOP include the following:
Allocated	23,810
Committed to be allocated	17,858
Unallocated	315,484
Total	357,152

The fair value of unallocated shares was approximately $4.9 million at September 30, 2016.

Total compensation expense recognized in connection with the ESOP for the nine months ended September 30, 2016 was $257,000.

(11)	Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculation. There were no potentially dilutive common stock equivalents as of September 30, 2016. Earnings per share is not applicable for the period ended September 30, 2015.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2016
Net Income attributable to common shareholders	$1,761	$4,611

Average number of common shares outstanding	9,498,722	9,498,722
Less: unallocated ESOP shares	(319,453)	(325,391)
Average number of common shares outstanding	9,179,269	9,173,331

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and nine month periods ended September 30, 2016 may not be indicative of results for all of 2016 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” and “believes,” “will,” “intends,” “will be,” “would” or similar expressions. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These factors include general economic conditions, including its trends and levels of interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, real estate values in the market area, loan demand, competition, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2016 or during the twelve months ended December 31, 2015.

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

Balance Sheet Analysis

Assets. Total assets were $768.2 million at September 30, 2016, an increase of $24.8 million, or 3.3%, from $743.4 million at December 31, 2015. The increase resulted primarily from an increase in net loans of $34.4 million, which was partially offset by a net decrease in investments of $10.1 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.3 million, or 11.4%, to $22.8 million at September 30, 2016 from $20.5 million at December 31, 2015. The increase in cash and cash equivalents resulted from an increase in deposits and excess cash flows from the securities portfolio.

Loans. At September 30, 2016, net loans were $589.4 million, or 76.7% of total assets, compared to $554.9 million, or 74.6% of total assets, at December 31, 2015. An increase in commercial real estate loans of $34.4 million, or 12.1%, and an increase in commercial loans of $25.0 million, or 22.3%, were partially offset by a decrease in construction and land development loans of $13.1 million, or 18.3%, and a decrease in residential real estate loans of $11.0 million, or 11.9%. Our focus in 2014 on commercial lending is represented in the increase in commercial and commercial real estate loans. The decrease in construction and land development loans and part of the increase in commercial real estate loans were related to loans moving from the construction phase to permanent funding.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	September 30,		December 31,
(In thousands)	2016		2015
	Amount	Percent	Amount	Percent
Commercial real estate	$319,760	53.47%	$285,356	50.67%
Commercial	137,042	22.92%	112,073	19.90%
Residential real estate	81,411	13.61%	92,392	16.40%
Construction and land development	58,435	9.77%	71,535	12.70%
Consumer	1,403	0.23%	1,855	0.33%
	598,051	100.00%	563,211	100.00%
Allowance for loan losses	(8,386)		(7,905)
Deferred loan fees, net	(301)		(377)
Net loans	$589,364		$554,929

Securities. Our available-for-sale securities portfolio increased $34.5 million, or 42.6%, to $115.5 million at September 30, 2016 from $81.0 million at December 31, 2015, while our held-to-maturity securities portfolio decreased $44.6 million to $0 at September 30, 2016 from $44.6 million at December 31, 2015. On May 31, 2016, the Company transferred all of its held-to-maturity securities to available-for-sale to provide additional liquidity to support loan growth. The cost basis transferred was $44.2 million with an unrealized net gain of $2.2 million. Our securities portfolio in total decreased as we have set aside excess cash flows from securities to fund potential loan growth instead of re-investing the proceeds in investment securities.

Deposits. Total deposits increased $33.1 million, or 5.7%, to $610.3 million at September 30, 2016 from $577.2 million at December 31, 2015. The increase was primarily due to an increase in NOW accounts of $26.2 million, an increase in money market accounts of $17.0 million, and an increase in savings accounts of $9.2 million. The increases were offset by a decrease in time deposits of $27.1 million. The increase was attributed to our continued strategy of obtaining our customers’ entire deposit relationship, while the decreases relate to the maturity of brokered deposits.

Borrowings. Borrowings at September 30, 2016 consisted entirely of Federal Home Loan Bank advances. Borrowings decreased $16.0 million, or 27.8%, to $41.4 million at September 30, 2016 from $57.4 million at December 31, 2015.

Shareholders’ Equity. Total shareholders’ equity increased $6.9 million, or 6.8%, to $108.3 million at September 30, 2016, from $101.4 million at December 31, 2015. The increases are primarily due to year-to-date net income of $4.6 million and an increase in other comprehensive income of $2.1 million, which includes the $1.3 million net of tax unrealized gain from transferring securities from held-to-maturity to available-for-sale.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
(In thousands)	2016	2015
Non-accrual loans:
Real estate:
Commercial	$-	$106
Residential	468	1,031
Construction and land development	-	-
Commercial	952	1,147
Consumer	-	-
Total non-accrual loans	1,420	2,284

Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total non-performing assets	$1,420	$2,284

Total loans (1)	$597,750	$562,834
Total assets	$768,202	$743,397
Total non-performing loans to total loans (1)	0.24%	0.41%
Total non-performing assets to total assets	0.18%	0.31%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

The decrease in non-performing assets at September 30, 2016 compared to December 31, 2015 was primarily due to loans being upgraded to accrual status having proven the ability to repay the loan for the required period of time.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2016	2015
Allowance at beginning of period	$7,905	$7,224
Provision for loan losses	484	645
Charge offs:
Real estate:
Commercial	-	-
Residential	-	-
Construction and land development	-	-
Commercial	-	96
Consumer	29	49
Total charge-offs	29	145

Recoveries:
Real estate:
Commercial	-	-
Residential	12	6
Construction and land development	-	-
Commercial	1	9
Consumer	13	5
Total recoveries	26	20

Net charge-offs (recoveries)	3	125

Allowance at end of period	$8,386	$7,744

Non-performing loans at end of period	$1,420	$3,098
Total loans outstanding at end of period (1)	$597,750	$529,529
Average loans outstanding during the period (1)	$574,655	$507,642

Allowance to non-performing loans	590.56%	249.97%
Allowance to total loans outstanding at end of period	1.40%	1.46%
Net charge-offs to average loans outstanding during the period (annualized)	0.00%	0.03%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended September 30, 2016 and 2015

General. Net income attributable to common shareholders increased $1.7 million to $1.8 million for the three months ended September 30, 2016 from $86,000 for the three months ended September 30, 2015. The increase was related to the $832,000 increase in net interest and dividend income, and a decrease in noninterest expense of $1.7 million, which is mainly related to the $2.2 million funding of the Bank’s charitable foundation in the third quarter of 2015. These were partially offset by an increase in salaries and employee benefits of $203,000, and an increase in income tax expense of $1.1 million.

Interest and Dividend Income. Interest and dividend income, which includes Federal Home Loan Bank stock, increased $978,000, or 15.2%, to $7.4 million for the three months ended September 30, 2016 from $6.4 million for the three months ended September 30, 2015. This was primarily attributable to an increase in interest and fees on loans, which increased $977,000, or 17.3%, to $6.6 million for the three months ended September 30, 2016 from $5.6 million for the three months ended September 30, 2015.

The increase in interest income on loans was due to an increase in the average balance of loans of $66.9 million, or 12.8%, to $589.3 million for the three months ended September 30, 2016 from $522.4 million for the three months ended September 30, 2015. Yield on loans also increased 18 basis points to 4.4% for the quarter ended September 30, 2016 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $146,000, or 25.7%, to $713,000 for the three months ended September 30, 2016 from $567,000 for the three months ended September 30, 2015, primarily caused by an increase in interest expense on deposits. Interest expense on deposits increased $129,000, or 31.5%, to $539,000 for the three months ended September 30, 2016 from $410,000 for the three months ended September 30, 2015, due to the average rate paid on interest-bearing deposits increasing eight basis points to 0.48% for the three months ended September 30, 2016 from 0.40% for the three months ended September 30, 2015. The increase in the average rate was primarily the result of increases in the average rate paid on NOW accounts.

Net Interest and Dividend Income. Net interest and dividend income increased $832,000, or 14.1%, to $6.7 million for the three months ended September 30, 2016 from $5.9 million for the three months ended September 30, 2015. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased 19 basis points to 3.53% for the three months ended September 30, 2016 from 3.34% for the three months ended September 30, 2015. Our net interest margin increased 19 basis points to 3.72% for the three months ended September 30, 2016 from 3.53% for the three months ended September 30, 2015. The average yield we earned on interest-earning assets increased 25 basis points to 4.12% while the average rate paid on interest-bearing liabilities increased six basis points to 0.59%.

Provision for Loan Losses. The provision for loan losses was $163,000 for the three months ended September 30, 2016 compared to $174,000 for the three months ended September 30, 2015. The provisions recorded resulted in an allowance for loan losses of $8.4 million, or 1.40% of total loans at September 30, 2016, compared to $7.9 million, or 1.40% of total loans, at December 31, 2015 and $7.7 million, or 1.46% of total loans, at September 30, 2015. The provision for the quarter ended September 30, 2016 resulted primarily from an increase in the loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income increased $203,000, or 17.5%, to $1.4 million for the three months ended September 30, 2016 from $1.2 million for the three months ended September 30, 2015. The increase was primarily caused by an increase in the gain on sales of securities of $223,000, or 103.7%, to $438,000 for the three months ended September 30, 2016 from $215,000 for the three months ended September 30, 2015.

Noninterest Expense. Noninterest expense decreased $1.7 million, or 24.1%, to $5.2 million for the three months ended September 30, 2016 from $6.9 million for the three months ended September 30, 2015. The largest decrease was related to the $2.2 million funding of the Bank’s charitable foundation during the three months ended September 30, 2015 compared to no such expense recorded during the three months ended September 30, 2016. The decrease was partially offset by an increase in salaries and employee benefits expense, which increased $203,000, or 6.7%, to $3.2 million for the three months ended September 30, 2016 from $3.0 million for the three months ended September 30, 2015. The increase in salaries and employee benefits was due primarily to our hiring additional employees to support our loan growth and the opening of a new branch. Professional services expenses increased $82,000, or 37.8%, to $299 ,000 for the three months ended September 30, 2016 from $217,000 for the three months ended September 30, 2015 due to increased management training and legal and accounting fees.

Income Tax Provision. We recorded a provision for income taxes of $940,000 for the three months ended September 30, 2016, reflecting an effective tax rate of 34.8%, compared to a benefit of $134,000 for the three months ended September 30, 2015. The changes in the income tax provision were primarily due to an increase in pre-tax income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in BOLI and municipal securities.

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

	For the Three Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$589,335	$6,611	4.49%	$522,404	$5,634	4.31%
Interest-earning deposits	7,864	8	0.41%	25,828	16	0.25%
Investment securities	121,596	785	2.58%	114,450	769	2.69%
Federal Home Loan Bank stock	2,369	22	3.71%	3,642	29	3.19%
Total interest-earning assets	721,164	7,426	4.12%	666,324	6,448	3.87%
Non-interest earning assets	38,970			36,377

Total assets	$760,134			$702,701

Interest-bearing liabilities:
Savings accounts	$116,685	55	0.19%	$95,218	35	0.15%
Money market accounts	118,439	88	0.30%	112,993	76	0.27%
NOW accounts	112,446	171	0.61%	83,418	32	0.15%
Certificates of deposit	101,426	225	0.89%	119,457	267	0.89%
Total interest-bearing deposits	448,996	539	0.48%	411,086	410	0.40%
Federal Home Loan Bank advances	35,512	174	1.96%	17,560	157	3.58%
Total interest-bearing liabilities	484,508	713	0.59%	428,646	567	0.53%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	159,571			151,094
Other noninterest-bearing liabilities	8,003			18,003
Total liabilities	652,082			597,743
Total equity	108,052			104,958
Total liabilities and equity	$760,134			$702,701

Net interest income		$6,713			$5,881
Interest rate spread (1)			3.53%			3.34%
Net interest-earning assets (2)	$236,656			$237,678
Net interest margin (3)			3.72%			3.53%
Average interest-earning assets to interest-bearing liabilities	148.84%			155.45%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Three Months Ended September 30, 2016
	Compared to the Three Months Ended September 30, 2015
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$233	$744	$977
Interest-earning deposits	7	(15)	(8)
Investment securities	(31)	47	16
Federal Home Loan Bank Stock	4	(11)	(7)

Total interest-earning assets	213	765	978

Interest-bearing liabilities:
Savings accounts	11	9	20
Money Market Accounts	8	4	12
Now Accounts	124	15	139
Certificates of deposit	(2)	(40)	(42)

Total interest-bearing deposits	141	(12)	129

Federal Home Loan Bank advances	(93)	110	17

Total interest-bearing liabilities	48	98	146

Change in net interest income	$166	$666	$832

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

General. Net income attributable to common shareholders increased $2.4 million, or 105.6%, to $4.6 million for the nine months ended September 30, 2016 from $2.2 million for the nine months ended September 30, 2015. The increase was related to a $2.2 million increase in net interest and dividend income, and a decrease in noninterest expense of $1.0 million, which is related to the $2.2 million funding of the Bank’s charitable foundation in the third quarter of 2015. These were partially offset by an increase in salaries and employee benefits of $819,000, and an increase in income tax expense of $1.6 million.

Interest and Dividend Income. Interest and dividend income, which includes Federal Home Loan Bank stock, increased $2.7 million, or 14.2%, to $21.4 million for the nine months ended September 30, 2016 from $18.8 million for the nine months ended September 30, 2015. This was primarily attributable to an increase in interest and fees on loans, which increased $2.6 million, or 15.8%, to $18.9 million for the nine months ended September 30, 2016 from $16.3 million for the nine months ended September 30, 2015, and an increase in interest and dividends on securities of $96,000, or 3.9%.

The increase in interest income on loans was due to an increase in the average balance of loans of $67.0 million, or 13.2%, to $574.6 million for the nine months ended September 30, 2016 from $507.6 million for the nine months ended September 30, 2015. Yield on loans increased 10 basis points to 4.38% for the nine months ended September 30, 2016 due to our continued focus on higher-yielding commercial lending.

The increase in interest income on investment securities was primarily due to an increase in average balance of $5.6 million, or 4.8%, to $123.2 million during the nine months ended September 30, 2016 from $117.6 million for the nine months ended September 30, 2015. The average balance increased due to investment purchases made in the last quarter of 2015.

Interest Expense. Interest expense increased $427,000, or 25.7%, to $2.1 million for the nine months ended September 30, 2016 from $1.7 million for the nine months ended September 30, 2015, primarily caused by an increase in interest expense on deposits. Interest expense on deposits increased $396,000, or 32.3%, to $1.6 million for the nine months ended September 30, 2016 from $1.2 million for the nine months ended September 30, 2015, as the average rate paid on interest-bearing deposits increased nine basis points to 0.49% for the nine months ended September 30, 2016 from 0.40% for the nine months ended September 30, 2015. The increase in the average rate was primarily the result of increases in the average rates paid on the NOW accounts.

Net Interest and Dividend Income. Net interest and dividend income increased $2.2 million, or 13.0%, to $19.3 million for the nine months ended September 30, 2016 from $17.1 million for the nine months ended September 30, 2015. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased seven basis points to 3.46% for the nine months ended September 30, 2016 from 3.39% for the nine months ended September 30, 2015, while our net interest margin increased nine basis points to 3.64% for the nine months ended September 30, 2016 from 3.55% for the nine months ended September 30, 2015. The average yield we earned on interest-earning assets increased 14 basis points to 4.04% while the average rate paid on interest-bearing liabilities increased seven basis points to 0.58%.

Provision for Loan Losses. The provision for loan losses was $484,000 for the nine months ended September 30, 2016 compared to $645,000 for the nine months ended September 30, 2015. The provisions recorded resulted in an allowance for loan losses of $8.4 million, or 1.40% of total loans, at September 30, 2016, compared to $7.9 million, or 1.40% of total loans, at December 31, 2015 and $7.7 million, or 1.46% of total loans, at September 30, 2015. The provision for the nine months ended September 30, 2016 resulted primarily from an increase in the loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income increased $422,000, or 14.8%, to $3.3 million for the nine months ended September 30, 2016 from $2.8 million for the nine months ended September 30, 2015. The increase was primarily caused by the increase in gains on sales of securities of $158,000, or 49.8%, to $475,000 at September 30, 2016 compared to $317,000 at September 30, 2015, and an increase in other income of $200,000, or 55.4%, to $561,000 for the nine months ended September 30, 2016 compared to $361,000 at September 30, 2015. The increase in other income represents an increase in BOLI income. Additional BOLI of $6.2 million was purchased in the fourth quarter of 2015.

Noninterest Expense. Noninterest expense decreased $1.0 million, or 6.2%, to $15.2 million for the nine months ended September 30, 2016 from $16.2 million for the nine months ended September 30, 2015. The decrease was primarily related to the $2.2 million funding of the Bank’s charitable foundation during the nine months ended September 30, 2015 compared to no such expense recorded during the nine months ended September 30, 2016. Other expense also decreased $101,000, or 4.4%, to $2.2 million for the nine months ended September 30, 2016, due primarily to the lower trustee expenses. The 2016 decrease in trustee expenses was due to the non-replacement of retiring members of the board of directors. The decrease in noninterest expense was partially offset by an increase in salaries and employee benefits expense, which increased $819,000, or 9.4%, to $9.5 million for the nine months ended September 30, 2016 from $8.7 million for the nine months ended September 30, 2015. The increase in salaries and employee benefits was due primarily to our hiring additional employees to support our loan growth and the opening of a new branch. Professional services expenses increased $214,000, or 32.3%, to $876,000 for the nine months ended September 30, 2016 from $662,000 for the nine months ended September 30, 2015 due to increased management training and legal fees.

Income Tax Provision. We recorded a provision for income taxes of $2.3 million for the nine months ended September 30, 2016, reflecting an effective tax rate of 33.2%, compared to a provision of $717,000, reflecting an effective tax rate of 23.2% for the nine months ended September 30, 2015. The changes in the income tax provision were primarily due to an increase in pre-tax income. The increase in the effective tax rate was primarily due to a decrease in our tax-exempt investments and an increase in taxable income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in BOLI and municipal securities.

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

	For the Nine Months Ended September 30,
	2016			2015
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$574,655	$18,861	4.38%	$507,642	$16,294	4.28%
Interest-earning deposits	7,260	22	0.40%	13,386	27	0.27%
Investment securities	123,230	2,481	2.68%	117,635	2,408	2.73%
Federal Home Loan Bank stock	2,607	68	3.48%	3,642	45	1.65%
Total interest-earning assets	707,752	21,432	4.04%	642,305	18,774	3.90%
Non-interest earning assets	39,368			33,780

Total assets	$747,120			$676,085

Interest-bearing liabilities:
Savings accounts	$109,936	140	0.17%	$94,086	103	0.15%
Money market accounts	111,912	229	0.27%	111,679	222	0.27%
NOW accounts	110,492	490	0.59%	79,369	92	0.15%
Certificates of deposit	113,134	764	0.90%	122,738	810	0.88%
Total interest-bearing deposits	445,474	1,623	0.49%	407,872	1,227	0.40%
Federal Home Loan Bank advances	35,082	468	1.78%	31,085	437	1.87%
Total interest-bearing liabilities	480,556	2,091	0.58%	438,957	1,664	0.51%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	153,990			138,675
Other noninterest-bearing liabilities	7,452			11,941
Total liabilities	641,998			589,573
Total equity	105,122			86,512
Total liabilities and equity	$747,120			$676,085

Net interest income		$19,341			$17,110
Interest rate spread (1)			3.46%			3.39%
Net interest-earning assets (2)	$227,196			$203,348
Net interest margin (3)			3.64%			3.55%
Average interest-earning assets to interest-bearing liabilities	147.28%			146.33%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Nine Months Ended September 30, 2016
	Compared to the Nine Months Ended September 30, 2015
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$375	$2,192	$2,567
Interest-earning deposits	10	(15)	(5)
Investment securities	(40)	113	73
Federal Home Loan Bank Stock	39	(16)	23

Total interest-earning assets	384	2,275	2,658

Interest-bearing liabilities:
Savings accounts	18	19	37
Money Market Accounts	7	0	7
Now Accounts	350	48	398
Certificates of deposit	19	(65)	(46)

Total interest-bearing deposits	393	3	396

Federal Home Loan Bank advances	(23)	54	31

Total interest-bearing liabilities	370	57	427

Change in net interest income	$14	$2,217	$2,231

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $22.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $115.5 million at September 30, 2016.

At September 30, 2016, we had the ability to borrow a total of $194.1 million from the Federal Home Loan Bank of Boston. On that date, we had $41.4 million in advances outstanding. At September 30, 2016, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $127.9 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At September 30, 2016 and December 31, 2015 we had $22.0 million and $15.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2016 and December 31, 2015, we had $195.1 million and $191.6 million in un-advanced funds to borrowers, respectively. We also had $5.1 million and $5.5 million in outstanding letters of credit at September 30, 2016 and December 31, 2015, respectively.

Certificates of deposit due within one year of September 30, 2016 totaled $69.2 million, or 11.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at September 30, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2016, we originated $141.4 million of loans, all of which were intended to be held in our portfolio. We also purchased $1.4 million in securities. During the nine months ended September 30, 2015, we originated $138.5 million of loans, all of which were intended to be held in our portfolio, and we purchased $1.4 million in securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $33.1 million and $21.2 million for the nine months ended September 30, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances decreased $16.0 million and $21.8 million during the nine months ended September 30, 2016 and 2015, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At September 30, 2016, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (1)
3.2	By-Laws of Provident Bancorp, Inc. (1)
10.1	Provident Bancorp, Inc. 2016 Equity Incentive Plan (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.
(2)	Incorporated by reference to Appendix A to the proxy statement for the Special Meeting of Shareholders filed with the Securities and Exchange Commission on August 9, 2016 (file no. 001-37504)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: November 14, 2016	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: November 14, 2016	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

