Form 10-K
period 2016-12-31
Provident Bancorp, Inc.
filed 2017-03-16
CIK 1635840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Common Stock, no par value
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2016, as reported by the Nasdaq Capital Market, was approximately $59 million.
The number of shares outstanding of the registrant’s common stock as of March 8, 2017 was 9,652,448.
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

•
changes in and impacts of laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, tax policy and rates, and capital requirements, including as a result of Basel III;

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
Provident Bancorp, Inc.
Provident Bancorp, Inc. (the “Company”) is a Massachusetts corporation that was formed in 2011 by The Provident Bank to be its holding company. The Company’s common stock is quoted on the Nasdaq Capital Market under the symbol “PVBC.” Approximately 52.2% of Provident Bancorp, Inc.’s outstanding shares are owned by Provident Bancorp, a Massachusetts corporation and a mutual holding company. Provident Bancorp, Inc. owns all of The Provident Bank’s (the “Bank”) capital stock. At December 31, 2016, Provident Bancorp, Inc. had total assets of  $795.5 million, deposits of  $628.0 million and shareholders’ equity of  $109.1 million on a consolidated basis.
Provident Bancorp, Inc.’s executive offices are located at 5 Market Street, Amesbury, Massachusetts 01913, and the telephone number is (978) 388-0050. Provident Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks.
On July 15, 2015, the Company closed its stock offering and issued 4,274,425 shares of common stock to the public at $10.00 per share, including 357,152 shares purchased by The Provident Bank Employee Stock Ownership Plan. In addition, the Company issued 5,034,323 shares to Provident Bancorp and 189,974 shares to The Provident Community Charitable Organization, Inc., a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community.
The Provident Bank
The Provident Bank is a community bank that has served the banking needs of its customers since 1828. The Provident Bank is the tenth oldest financial institution in the United States.
The Provident Bank is a Massachusetts-chartered stock savings bank that operates from its main office and two branch offices in the Northeastern Massachusetts area and four branch offices in Southeastern New Hampshire, and one branch in located in Bedford, New Hampshire. We also have a loan production office in Nashua, New Hampshire. Our primary lending area encompasses Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County, New Hampshire, and Hillsborough County, New Hampshire. We attract deposits from the general public and use those funds to originate primarily loans, primarily commercial real estate, construction and land development and commercial business loans, and to invest in securities. In recent years, we have been successful in growing both deposits and loans. From December 31, 2012 to December 31, 2016, deposits have increased $176.7 million, or 39.1%, and net loans have increased $247.3 million, or 65.6%.
The Provident Bank is subject to comprehensive regulation and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation.
Our website address is www.theprovidentbank.com. Information on this website is not and should not be considered a part of this annual report.

Available Information
The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The Company’s reports can also be obtained for free on our website, www.theprovidentbank.com.
Market Area
Our primary lending area encompasses a broad market that includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County and Hillsborough County, New Hampshire.
The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale and retail trade, to finance, technology and medical care. The largest employment sector, however, is education, healthcare and social services, accounting for 28.1% of jobs in Massachusetts as of December 31, 2016. Based on data from the U.S. Department of Labor, the unemployment rate for Massachusetts was 2.8% in December 2016 compared to 4.6% in December 2015, and 4.5% for the United States as a whole for December 2016. The population in Massachusetts grew 4.0% from 2010 to 2016, while the national population and the population in Essex County, Massachusetts grew 4.4% and 4.7%, respectively, over the same time period. Median household income in Massachusetts was $69,807 for 2016, compared to $55,551 and $68,821 for the nation and Essex County, respectively.
New Hampshire also provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and retail trade, to finance, technology, medical care and the federal and state governments. Based on data from the U.S. Department of Labor, the unemployment rate for New Hampshire was 2.5% in December 2016 compared to 2.9% in December 2015. The population in New Hampshire grew 1.1% from 2010 to 2016, while the population in Hillsborough and Rockingham Counties, New Hampshire grew 1.4% and 2.3%, respectively, over the same time period. Median household income in New Hampshire was $67,452 for 2016, compared to $70,040 and $79,141 for Hillsborough and Rockingham Counties, respectively.
Competition
We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area. Several large holding companies operate banks in our market area. Many of these institutions, such as TD Bank, Bank of America and Citizens Bank, are significantly larger than us and, therefore, have greater resources. Additionally, some of our competitors offer products and services that we do not offer, such as insurance services, trust services, and wealth management. We also face competition for investors’ funds from other financial service companies such as brokerage firms, money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation as of June 30, 2016 (the latest date for which information is available), The Provident Bank had 1.83% of the deposit market share within Essex County, Massachusetts, giving us the 14th largest market share out of 36 financial institutions with offices in that county as of that date and had 2.93% of the deposit market share within Rockingham County, New Hampshire, giving us the 11th largest market share out of 25 financial institutions with offices in that county as of that date. This data excludes deposits held by credit unions.

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
Lending Activities
Commercial Real Estate Loans.   At December 31, 2016, commercial real estate loans were $336.1 million, or 53.1%, of our total loan portfolio. This amount includes $31.2 million of multi-family residential real estate loans, which we consider a subset of commercial real estate loans, and which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2016, $134.6 million of our commercial real estate portfolio was owner occupied commercial real estate, and $201.5 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $475,000 as of December 31, 2016, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2016, our ten largest commercial real estate loans had an average balance of  $6.0 million.
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

The following table provides information with respect to our commercial real estate loans by type at December 31, 2016. The table excludes multi-family residential real estate loans, discussed below.
Type of Loan	Number of Loans	Balance
		(In thousands)
Residential 1 – 4 non-owner occupied	151	$32,270
Mixed use	79	40,156
Office	79	46,441
Retail	66	31,948
Industrial/manufacturing/warehouse	102	49,081
Gas stations	31	17,308
Restaurant/fast food	34	17,708
Other Commercial Real Estate	91	70,001
Total	633	$304,913

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
Our largest single commercial real estate loan at December 31, 2016 totaled $10.5 million, was originated in December 2014 and is secured by non-owner occupied commercial use property. Our next largest commercial real estate loan at December 31, 2016 was for $7.4 million, was originated in November 2014 and is secured by non-owner occupied commercial use property. The third largest commercial real estate loan was for $6.0 million, was originated in December 2015 and is secured by owner occupied commercial use property. The collateral securing these loans is all located in our primary lending area. At December 31, 2016, all of these loans were performing in accordance with their original repayment terms.
Multi-Family Residential Real Estate Loans.   At December 31, 2016, multi-family real estate loans were $31.2 million, or 4.9% of our total loan portfolio. We do not focus on the origination of multi-family real estate lending, but we will originate these loans to well-qualified borrowers when opportunities exist that meet our underwriting standards. We currently originate new individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market area. Our multi-family real estate loans are generally secured by properties consisting of five to 15 rental units. The average outstanding loan size in our multi-family real estate portfolio was $421,000 as of December 31, 2016. We generally do not make multi-family real estate loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family residential real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.
We originate a variety of fixed and adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include pre-payment penalties on loans we originate. Multi-family real estate loan amounts do not exceed 80% of the property’s appraised value at the time the loan is originated. Aggregate debt service ratios, including the guarantor’s cash flow and the borrower’s other projects are, by policy, required to have a minimum income to debt service ratio of 1.20x. We require multi-family real estate loan borrowers with loan relationships in excess of  $500,000 to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. These properties may also be subject to annual inspections with pictures to support that appropriate maintenance is being performed by the owner/borrower.
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
Our largest multi-family real estate loan at December 31, 2016 totaled $4.2 million, was originated in September 2016 and is secured by a five multi-family properties. At December 31, 2016, this loan was performing in accordance with its original repayment terms.
Commercial Business Loans.   We make commercial business loans primarily in our market area to a variety of small and medium sized businesses, including professional and nonprofit organizations, and, to a lesser extent, sole proprietorships. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2016, commercial business loans were $166.2 million, or 26.2% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.
Commercial lending products include term loans and revolving lines of credit. Commercial loans and lines of credit are made with either variable or fixed rates of interest. Variable rates and rates on Small Business Administration (“SBA”) loans are based on the prime rate as published in The Wall Street Journal, plus a margin. Initial rates on non-SBA fixed-rate business loans are generally based on a corresponding Federal Home Loan Bank rate, plus a margin. Commercial business loans typically have shorter maturity terms and higher interest rates than commercial real estate loans, but may involve more credit risk because of the type and nature of the collateral. We are focusing our efforts on originating such loans to experienced, growing small- to medium-sized, privately-held companies with local or regional businesses and non-profit entities that operate in our market area.
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
We joined the BancAlliance network in May 2011. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. As of December 31, 2016, we had $19.3 million of outstanding commercial business loans that were originated through this network. All of these loans are participations in a larger facility agented by capital finance companies. We fully underwrite these loans in accordance with our policies prior to approval.
Our largest commercial business loan at December 31, 2016 totaled $8.8 million, was originated in 2016 and is secured by business assets and cash. Our next largest commercial business loan totaled $7.3 million, was originated in 2016 and is secured by all business assets. As of December 31, 2016, the loans were performing in accordance with the original repayment terms.
Construction and Land Development Loans.   At December 31, 2016, construction and land development loans were $48.2 million, or 7.6% of our total loan portfolio, consisting of  $14.6 million of one- to four-family residential and condominium construction loans, $3.2 million of residential land or development loans, and $30.4 million of commercial and multi-family real estate construction loans. At December 31, 2016, $29.1 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.
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
Our largest construction and land development loan at December 31, 2016 totaled $5.3 million, was originated in 2015 and is secured by non-owner occupied commercial use property. At December 31, 2016, this loan was performing in accordance with its original repayment terms.
One- to Four-Family Residential Loans.   Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2016, one- to four-family residential real estate loans were $76.9 million, or 12.1% of our total loan portfolio, consisting of  $51.6 million of fixed-rate loans and $25.3 million of adjustable-rate loans, respectively. This amount includes $22.2 million of home equity loans and lines of credit, which we consider a subset of one- to four-family residential real estate loans, and which are described below.
We discontinued this type of lending in 2014 to focus on commercial loan originations. Accordingly, we expect our portfolio of one- to four-family residential real estate loans to decrease over time due to normal amortization and repayments. Our one- to four-family residential real estate loans generally do not have prepayment penalties. At December 31, 2016, we were only servicing four loans with an outstanding balance of  $530,000, with all such loans serviced for Fannie Mae.

Home Equity Loans and Lines of Credit.   At December 31, 2016, the outstanding balance owed on home equity loans was $1.4 million, or 0.2% of our total loan portfolio, and the outstanding balance owed on home equity lines of credit amounted to $20.8 million, or 3.2% of our total loan portfolio. We discontinued home equity loan originations in 2014 to focus on commercial loan originations, but we continue to offer home equity lines of credit. Home equity lines of credit have adjustable rates of interest with ten-year draws and terms of 15 years that are indexed to the prime rate as published by The Wall Street Journal on the last business day of the month. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan.
Consumer Loans.   We offer loans secured by certificate accounts and overdraft lines of credit. At December 31, 2016, consumer loans were $6.2 million, or 1.0% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.
Loan Underwriting Risks
Commercial and Multi-Family Real Estate Loans.   Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. In addition, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.
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
Commercial Business Loans.   Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business and the collateral securing these loans may fluctuate in value. Our commercial business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral consists of accounts receivable, inventory or equipment, the value of which may depreciate over time, may be more difficult to appraise and may be more susceptible to fluctuation in value. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself.
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
Historically, we generally originated loans for our portfolio. We occasionally sold residential real estate loans in the secondary market, primarily with servicing retained. At December 31, 2016, we were servicing four residential real estate loans for others, totaling $530,000. In addition, we sell participation interests in commercial real estate loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits. At December 31, 2016, we were servicing $10.6 million of commercial real estate loans where we had sold an interest to local financial institutions. For the years ended December 31, 2016 and 2015, we sold loan participations of  $316,000 and $6.6 million, respectively.
We generally do not purchase whole loans, but we will purchase loan participations from other financial institutions or through the BancAlliance program, described above. As of December 31, 2016, we had $19.2 million of outstanding commercial business loans that were originated through this network. During the year ended December 31, 2016, we purchased $9.5 million of loan participations. During 2015 there were no loans purchased through BancAlliance or any loans purchased through participations from other financial institutions.

Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by The Provident Bank’s board of directors and management. The Provident Bank’s board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loan relationships of  $1.0 million and below require approval by certain members of senior management. Loan relationships greater than $1.0 million up to our internal loans-to-one borrower limitation require approval by management’s Credit Committee consisting of the Chief Executive Officer, the Chief Financial Officer, the President and the Senior Vice President of Credit. Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by The Provident Bank’s Risk Committee of the board of directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the board of directors monthly.
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2016, our regulatory limit on loans-to-one borrower was $19.6 million. We generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. As of December 31, 2016, this amount was $17.6 million, with loans greater than this amount requiring approval by The Provident Bank’s Risk Committee of the board of directors.
At December 31, 2016, our largest lending relationship consisted of 11 loans totaling $17.3 million, secured by business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2016. Our second largest lending relationship consisted of three loans totaling $17.1 million, secured by commercial investment real estate. This relationship was performing in accordance with its original repayment terms at December 31, 2016. Our third largest lending relationship consisted of four loans totaling $16.3 million, secured by a non-owner occupied commercial office building. This relationship was performing in accordance with its original repayment terms at December 31, 2016. Our fourth largest lending relationship consisted of four loans totaling $15.2 million, secured by three existing hotels and non-owner occupied residential real estate. This relationship was performing in accordance with its original repayment terms at December 31, 2016. Our fifth largest lending relationship consisted of 13 loans totaling $12.3 million, secured by owner occupied commercial real estate, non-owner occupied residential real estate and business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2016.
Investment Activities
We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government bonds, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2016.
At December 31, 2016, our investment portfolio had a fair value of  $117.9 million, and consisted primarily of U.S. Government Agency mortgage-backed securities, investment-grade marketable equity securities and state and municipal bonds.
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
Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporarily-impaired (“OTTI”). OTTI is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2016 or 2015.
Sources of Funds
General.   Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Boston advances, brokered deposits and certificates of deposit obtained from a national exchange, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, investment securities maturities and sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposit Accounts.   The substantial majority of our deposits (other than certificates of deposit) are from depositors who reside in our primary market area. However, a significant portion of our brokered certificates of deposits and QwickRate deposits, described below, are from depositors located outside our primary market area. Deposits are attracted through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area, and we encourage our commercial customers to maintain their deposit relationships with us. At December 31, 2016, our deposits totaled $628.0 million. As of that date, our certificates of deposit included $49.3 million of brokered certificates of deposit and $10.4 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. At December 31, 2016, nearly all of our QwickRate certificates of deposit were in amounts greater than $100,000.
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
Borrowings.   We primarily utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2016, we had $137.4 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of  $2.0 million at an interest rate that adjusts daily. On that date, we had $49.9 million in advances outstanding from the Federal Home Loan Bank of Boston. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio.
Personnel
As of December 31, 2016, we had 111 full-time and 17 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.
Subsidiaries
The Provident Bank’s subsidiaries include Provident Security Corporation and 5 Market Street Security Corporation, which were established to buy, sell, and hold investments for their own account.
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
Depositors Insurance Fund.   All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks a risk-based assessment on deposit balances in excess of the amounts insured by the Federal Deposit Insurance Corporation.
Massachusetts has other statutes and regulations that are similar to the federal provisions discussed below.
Federal Bank Regulation
Capital Requirements.   Federal regulations require Federal Deposit Insurance Corporation-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to average assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
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
The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2016, The Provident Bank was classified as a “well capitalized” institution.
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
In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.60 basis points of total assets less tangible capital.
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
Federal Home Loan Bank System
The Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Provident Bank was in compliance with this requirement at December 31, 2016. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Provident Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2016, no impairment has been recognized.
At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. As a result of losses incurred, the Federal Home Loan Bank of Boston suspended and did not pay dividends in 2009 and 2010. However, the Federal Home Loan Bank of Boston resumed payment of quarterly dividends in 2011, and in 2016 paid dividends equal to an annual yield of 3.46%. There can be no assurance that such dividends will continue in the future. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks also will not cause a decrease in the value of the Federal Home Loan Bank of Boston stock held by The Provident Bank.
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
Federal Taxation
General.   Provident Bancorp reports its income on a calendar year basis using the accrual method of accounting. Provident Bancorp, Inc.’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2012. For its 2016 tax year, The Provident Bank’s maximum federal income tax rate is 34%.
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
A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. The Provident Bank’s subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation, which engage in securities transactions on their own behalf, are qualified as security corporations. As such, it has received security corporation classification by the Massachusetts Department of Revenue; and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.
The New Hampshire Business Profits tax is assessed at the rate of 8.5%. For this purpose, gross business profits generally mean federal taxable income subject to certain modifications provided for in New Hampshire law. The New Hampshire Business Enterprise tax is assessed at 0.75% of the total amount of payroll and certain employee benefits expense, interest expense, and dividends paid to shareholders. The New Hampshire Business Enterprise tax is applied as a credit towards the New Hampshire Business Profits tax.
ITEM 1A.   RISK FACTORS
Not applicable, as Provident Bancorp, Inc. is a “Smaller Reporting Company.”
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
At December 31, 2016, we conducted business through our main office and seven branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Hampton, Portsmouth and Seabrook, New Hampshire, as well as one loan production office located in Nashua, New Hampshire. We own four of our offices and lease five of our offices. At December 31, 2016, the total net book value of our land, buildings, furniture, fixtures and equipment was $11.6 million.
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

PART II
ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)   Market, Holder and Dividend Information.   Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 8, 2017 was 513. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Provident Bancorp Inc.’s common stock for the periods indicated. The following information with respect to high and low closing prices was provided by the NASDAQ Capital Market. Provident Bancorp, Inc. completed its initial public offering on July 15, 2015, and its stock commenced trading on July 16, 2015. Accordingly, there is no market information prior to July 16, 2015. The Company has not paid any dividends to its stockholders to date.
Year Ended December 31, 2016:	High	Low
Fourth Quarter	$19.15	$15.47
Third Quarter	16.35	14.73
Second Quarter	15.89	13.40
First Quarter	13.99	12.76
Year Ended December 31, 2015:
Fourth Quarter	$13.49	$12.51
Third Quarter	13.00	11.26
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
In addition, Massachusetts banking law imposes limitations on capital distributions by savings institutions. See “Item 1. Business — Supervision and Regulation — Massachusetts Banking Laws and Supervision — Dividends.”

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
(b)   Sales of Unregistered Securities.   Not applicable.
(c)   Use of Proceeds.   Not applicable.
(d)   Securities Authorized for Issuance Under Equity Compensation Plans.   Set forth below is information as of December 31, 2016 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of Provident Bancorp, Inc. are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 9 – Employee Benefits & Share-Based Compensation Plans.
Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	384,268	$17.40	62,172

(1)
Reflects weighted average price of stock options only.

(e)   Stock Repurchases.   On January 26, 2017, the Company announced that its Board of Directors had adopted a stock repurchase program. Under the repurchase program, Provident Bancorp, Inc. may repurchase up to 625,015 shares of its common stock, or approximately 6.6% of the current outstanding shares. The repurchase program has no expiration date.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years ended and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2016 and 2015, and for the years ended December 31, 2016 and 2015, is derived in part from the audited consolidated financial statements that appear in this Annual Report.
	At December 31,
(In thousands)	2016	2015	2014	2013	2012
Financial Condition Data:
Total assets	$795,543	$743,397	$658,606	$624,659	$576,460
Cash and cash equivalents	10,705	20,464	9,558	15,356	23,101
Securities available-for-sale	117,867	80,984	76,032	87,647	113,385
Securities held-to-maturity	—	44,623	45,559	46,729	34,510
Federal Home Loan Bank stock, at cost	2,787	3,310	3,642	5,318	3,799
Loans receivable, net(1)	624,425	554,929	494,183	439,712	377,118
Bank-owned life insurance	19,395	18,793	12,144	11,764	5,461
Deferred tax asset, net	4,913	5,056	3,632	3,754	3,809
Deposits	627,982	577,235	536,684	508,554	451,324
Advances from Federal Home Loan Bank	49,858	57,423	39,237	40,988	49,461
Series A preferred stock	—	—	17,145	17,145	17,145
Total shareholders’ equity(2)	109,149	101,406	75,791	69,827	67,060
	For the Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Operating Data:
Interest and dividend income	$28,894	$25,452	$23,266	$21,638	$20,829
Interest expense	2,785	2,174	2,291	2,625	3,714
Net interest and dividend income	26,109	23,278	20,975	19,013	17,115
Provision for loan losses	703	805	1,452	1,175	681
Net interest and dividend income after provision for loan losses	25,406	22,473	19,523	17,838	16,434
Noninterest income	4,435	3,806	3,913	5,143	3,778
Noninterest expense(3)	20,477	21,093	17,421	17,362	16,829
Income before income taxes	9,364	5,186	6,015	5,619	3,383
Income tax expense	3,025	1,363	1,453	1,607	818
Net income	$6,339	$3,823	$4,562	$4,012	$2,565

(1)
Excludes loans held-for-sale.

(2)
Includes retained earnings and accumulated other comprehensive income/loss.

(3)
Includes the expense related to the funding of the charitable foundation in 2015 of  $2.2 million

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
Performance Ratios:
Return on average assets	0.84%	0.56%	0.71%	0.66%	0.47%
Return on average equity	5.98%	4.07%	6.24%	5.84%	3.83%
Interest rate spread(1)	3.46%	3.41%	3.32%	3.16%	3.06%
Net interest margin(2)	3.65%	3.58%	3.46%	3.31%	3.27%
Efficiency ratio(3)	67.04%	77.88%	70.00%	71.87%	80.55%
Average interest-earning assets to average interest-bearing liabilities	147.58%	148.35%	137.39%	133.59%	130.21%
Average equity to average assets	14.06%	13.71%	11.43%	11.35%	12.15%
Average common equity to average assets	14.06%	11.29%	8.75%	8.18%	9.04%
Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only)	15.88%	17.06%	15.37%	16.61%	17.87%
Tier 1 capital to risk weighted assets (bank only)	14.41%	15.64%	13.87%	15.16%	16.35%
Tier 1 capital to average assets (bank only)	12.59%	13.42%	11.30%	11.08%	11.36%
Common equity tier 1 capital (bank only)	14.41%	15.64%	N/A	N/A	N/A
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans(4)	1.36%	1.40%	1.44%	1.36%	1.31%
Allowance for loan losses as a percentage of non-performing loans	542.98%	346.10%	142.15%	183.15%	179.61%
Net charge-offs to average outstanding loans during the year	0.00%	0.02%	0.06%	0.03%	0.05%
Non-performing loans as a percentage of total loans(4)	0.25%	0.41%	1.01%	0.74%	0.73%
Non-performing loans as a percentage of total assets	0.20%	0.31%	0.77%	0.53%	0.48%
Total non-performing assets as a percentage of total assets	0.20%	0.31%	0.77%	0.53%	0.48%
Other:
Number of offices	8	7	7	7	7
Number of full-time equivalent employees	121	108	111	109	104

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
Overview
On July 15, 2015, the Company closed its stock offering and issued 4,274,425 shares of common stock to the public at $10.00 per share, including 357,152 shares purchased by The Provident Bank Employee Stock Ownership Plan. In addition, the Company issued 5,034,323 shares to Provident Bancorp, the Company’s mutual holding company, and 189,974 shares to The Provident Community Charitable Organization, Inc., a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank’s local community. A total of 9,498,722 shares of common stock are outstanding following the completion of the stock offering. Expenses incurred related to the offering were $1.5 million, and have been recorded against offering proceeds.
Upon the completion of the stock offering, a special “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of the Company to be held by persons other than the MHC as of the date of the latest balance sheet contained in the stock offering prospectus. Following the completion of the offering, the Company is not permitted to pay dividends on its capital stock if the Company’s shareholders’ equity is reduced below the amount of the liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.
On December 21, 2015 the Company redeemed the 17,145 shares of Series A Preferred Stock issued to the U.S. Treasury under the SBLF preferred stock program. The redemption was completed with a payment to the U.S. Treasury of  $17,145,000 plus accrued dividends.
On November 17, 2016, the Company granted a total of 384,268 stock options and 153,726 restricted stock awards under the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “Plan”) to officers, employees and directors of the Company and The Provident Bank. Each award granted under the Plan is evidenced by an award agreement signed by the grantee. The Incentive Stock Option Award Agreement and the Non-Statutory Stock Option Award Agreement provide the terms of individual option grants, including the number of options granted, the exercise price per share, the date of grant, the vesting schedule, restrictions on transfer, the effect of termination under certain conditions, and the term and expiration date of the options. The Restricted Stock Award Agreement provides the terms of individual restricted stock awards, including the number of shares awarded, the vesting schedule, restrictions on transfer, grantee rights prior to vesting of awards, and the effect of termination under certain conditions.
On January 26, 2017, Company announced that its Board of Directors has adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 625,015 shares of its common stock, or approximately 6.6% of the current outstanding shares.
Our profitability is highly dependent on our net interest and dividend income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.
Our net income increased $2.5 million, or 65.8%, to $6.3 million for the year ended December 31, 2016 from $3.8 million for the year ended December 31, 2015. The increase was primarily due to the charitable foundation expense in connection with our offering of  $2.2 million in 2015 that did not recur in 2016 and an increase of  $2.8 million, or 12.2%, in net interest and dividend income, offset by an increase in salaries and employee benefits of  $1.1 million, or 9.0%.

Our provision for loan losses was $703,000 for the year ended December 31, 2016 compared to $805,000 for the year ended December 31, 2015. Decreases within our provisions year over year are primarily a result of our improvements in asset quality. For further information related to changes in the provision and allowance for loan losses, refer to “— Asset Quality — Allowance for Loan Losses.”
Noninterest expense decreased $616,000, or 2.9%, to $20.5 million for the year ended December 31, 2016 from $21.1 million for year ended December 31, 2015. The largest decrease was related to the $2.2 million funding of the Bank’s new charitable foundation in 2015 that did not recur in 2016. Salaries and employee benefits expense increased $1.1 million, or 9.0%, to $12.9 million for the year ended December 31, 2016 from $11.8 million for the year ended December 31, 2015, due primarily to changes in staffing, increased expense for the Bank’s Employee Stock Ownership Plan (“ESOP”) and the expense related to the Bank’s equity plan.
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
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
The allowance consists of a general component, a specific component, and an unallocated component. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2016.
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
Stock-based Compensation Plans.   The Company measures and recognizes compensation cost relating to stock-based payment transactions based on the grant-date fair value of the equity instruments issued. Stock-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The fair value of restricted stock is recorded based on the grant date value of the equity instrument issued.
Income Taxes.   We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the

Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2016 and 2015.
We examine our significant income tax positions annually to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.
Comparison of Financial Condition at December 31, 2016 and December 31, 2015
Assets.   Our total assets increased $52.1 million, or 7.0%, to $795.5 million at December 31, 2016 from $743.4 million at December 31, 2015. The increase resulted primarily from an increase in loans.
Cash and Cash Equivalents.   Cash and cash equivalents decreased $9.8 million, or 47.7%, to $10.7 million at December 31, 2016 from $20.5 million at December 31, 2015. The decrease resulted from paying off borrowings as we used cash generated from an increase in deposits to fund our operations.
Loan Portfolio Analysis.   At December 31, 2016, net loans were $624.4 million, or 78.5% of total assets, compared to $554.9 million, or 74.6% of total assets at December 31, 2015. The increase in loans during the year was caused by increases in commercial real estate loans and commercial business loans. The increase was partially offset by a $23.4 million, or 32.7%, decrease in construction and land development loans. The decrease in construction and land development loans and part of the increase in commercial real estate loans was related to loans moving from the construction phase to permanent financing. During the year ended December 31, 2014, we discontinued single-family residential real estate lending, with the exception of home equity lines of credit. We believe that new federal regulations governing the origination of single-family residential real estate loans would increase our costs and expand the risks associated with this type of lending beyond the benefits that we could realize from originating these loans. We have instead focused our lending activities on commercial loans.
The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.
	At December 31,
	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Residential(1)	$76,850	12.13%	$92,392	16.40%	$104,568	20.84%	$111,244	24.93%	$109,725	28.69%
Commercial(2)	336,102	53.07	285,356	50.67	249,691	49.76	223,642	50.12	189,031	49.42
Construction and land development	48,161	7.60	71,535	12.70	47,079	9.38	20,588	4.61	12,520	3.27
Commercial	166,157	26.23	112,073	19.90	97,589	19.45	87,405	19.59	67,528	17.66
Consumer	6,172	0.97	1,855	0.33	2,863	0.57	3,329	0.75	3,666	0.96
Total loans	633,442	100.00%	563,211	100.00%	501,790	100.00%	446,208	100.00%	382,470	100.00%
Deferred loan fees, net	(427)		(377)		(383)		(419)		(339)
Allowance for loan losses	(8,590)		(7,905)		(7,224)		(6,077)		(5,013)
Loans, net	$624,425		$554,929		$494,183		$439,712		$377,118

(1)
Includes home equity loans and lines of credit

(2)
Includes multi-family real estate loans

Loan Maturity.   The following table sets forth certain information at December 31, 2016 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.
(In thousands)	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Total Loans
Amounts due in:
One year or less	$22	$16,696	$8,438	$29,987	$5,299	$60,442
More than one year to five years	3,799	34,652	10,429	69,814	873	119,567
More than five years through ten years	13,830	29,917	64	50,536	—	94,347
More than ten years	59,199	254,837	29,230	15,820	—	359,086
Total	$76,850	$336,102	$48,161	$166,157	$6,172	$633,442

The following table sets forth our fixed and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.
(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate:
Residential	$51,510	$25,318	$76,828
Commercial	7,218	312,188	319,406
Construction and land development	5,604	34,119	39,723
Commercial	57,580	78,590	136,170
Consumer	873	—	873
Total loans	$122,785	$450,215	$573,000

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
Delinquent Loans.   The following tables set forth our loan delinquencies by type and amount at the dates indicated.
	At December 31,
	2016			2015			2014
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
Real Estate:
Residential	$—	$—	$—	$130	$173	$365	$—	$404	$423
Commercial	—	—	346	—	—	—	110	132	363
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial	29	—	—	—	—	—	149	108	350
Consumer	—	—	—	1	1	—	9	—	—
Total	$29	$—	$346	$131	$174	$365	$268	$644	$1,136

	At December 31,
	2013			2012
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
Real Estate:
Residential	$427	$345	$937	$1,112	$—	$112
Commercial	366	141	464	425	—	150
Construction and land development	50	—	—	—	—	—
Commercial	238	24	31	1,081	118	50
Consumer	4	—	—	11	—	—
Total	$1,085	$510	$1,432	$2,629	$118	$312

Non-performing Assets.   Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, loans modified at interest rates materially less than current market rates, or the borrower is experiencing financial difficulty. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2016, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

The following table sets forth information regarding our non-performing assets at the dates indicated.
	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans:
Real estate:
Residential	$303	$1,031	$1,564	$1,608	$1,348
Commercial	346	106	3,002	1,049	920
Construction and land development	—	—	—	185	206
Commercial	933	1,147	516	474	317
Consumer	—	—	—	2	—
Total non-accrual loans	1,582	2,284	5,082	3,318	2,791
Accruing loans past due 90 days or more	—	—	—	—	—
Real estate owned	—	—	—	—	—
Total non-performing assets	1,582	2,284	5,082	3,318	2,791
Total loans(1)	$633,015	$562,834	$501,407	$445,789	$382,131
Total assets	$795,543	$743,397	$658,606	$624,659	$576,460
Total nonperforming loans to total loans(1)	0.25%	0.41%	1.01%	0.74%	0.73%
Total nonperforming assets to total assets	0.20%	0.31%	0.77%	0.53%	0.48%

(1)
Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

The decrease in non-accrual loans in 2016 was primarily due to borrowers proving the ability to repay their loans, such that the loans were returned to accrual status. The decrease in non-accruing commercial real estate loans in 2015 was primarily due to a $2.2 million loan secured by multiple investment properties that was placed on non-accrual in 2014.
Interest income that would have been recorded for the year ended December 31, 2016 had non-accruing loans been current according to their original terms amounted to $117,000. We recognized $13,000 of interest income for these loans for the year ended December 31, 2016.
The following table sets forth the accruing and non-accruing status of troubled debt restructurings at the dates indicated.
	At December 31,
	2016		2015		2014		2013		2012
(In thousands)	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing
Troubled Debt Restructurings:
Real estate:
Residential	$—	$422	$—	$436	$—	$221	$185	$227	$206	$363
Commercial	346	1,610	106	3,167	1,490	1,385	729	1,438	768	1,495
Construction and land development	—	—	—	—	—	—	—	—	—	—
Commercial	919	727	1,147	565	202	196	266	139	38	154
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$1,265	$2,759	$1,253	$4,168	$1,692	$1,802	$1,180	$1,804	$1,012	$2,012

Total troubled debt restructurings decreased in 2016 primarily due to a payoff of a $1.2 million troubled debt restructure. During 2016 there was one loan totaling $58,000 that was modified under a troubled debt restructure. The loan that was modified in 2016 is paying in accordance with its modified terms.
Interest income that would have been recorded for the year ended December 31, 2016 had troubled debt restructurings been current according to their original terms amounted to $180,000. We recognized $143,000 of interest income for these loans for the year ended December 31, 2016.
Potential Problem Loans.   We classify certain commercial real estate, construction and land development, and commercial loans as “special mention”, “substandard”, or “doubtful”, based on criteria consistent with guidelines provided by our banking regulators. Certain potential problem loans represent loans that are currently performing, but for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in such loans becoming nonperforming at some time in the future. Potential problem loans also include non-accrual or restructured loans presented above. We expect the levels of non-performing assets and potential problem loans to fluctuate in response to changing economic and market conditions, and the relative sizes of the respective loan portfolios, along with our degree of success in resolving problem assets.
Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2016, other potential problem loans totaled $2.8 million, consisting of 19 troubled debt restructured loans that were accruing interest in accordance with their modified terms.
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

The following table sets forth activity in our allowance for loan losses for the years indicated.
	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance at beginning of year	$7,905	$7,224	$6,077	$5,013	$4,507
Provision for loan losses	703	805	1,452	1,175	681
Charge offs:
Real estate:
Residential	—	—	30	50	65
Commercial	—	—	243	148	245
Construction and land development	—	—	—	—	—
Commercial	—	96	—	19	16
Consumer	44	65	91	85	76
Total charge-offs	44	161	364	302	402
Recoveries:
Real estate:
Residential	12	6	24	37	16
Commercial	—	—	24	55	12
Construction and land development	—	—	—	—	—
Commercial	1	20	5	5	11
Consumer	13	11	6	1	48
Total recoveries	26	37	59	98	87
Net charge-offs	18	124	305	204	315
Allowance at end of year	$8,590	$7,905	$7,224	$5,984	$4,873
Non-performing loans at end of year	$1,582	$2,284	$5,082	$3,318	$2,791
Total loans outstanding at end of year(1)	$633,015	$562,834	$501,407	$445,789	$382,131
Average loans outstanding during the year(1)	$583,156	$516,405	$471,650	$419,084	$360,543
Allowance to non-performing loans	542.98%	346.10%	142.15%	180.35%	174.60%
Allowance to total loans outstanding at end of the year	1.36%	1.40%	1.44%	1.34%	1.28%
Net chargeoffs to average loans outstanding during the year	0.00%	0.02%	0.06%	0.05%	0.09%

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
	At December 31,
	2016		2015		2014
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
Real estate:
Residential	$328	12.13%	$412	16.40%	$560	20.84%
Commercial	4,503	53.07	3,827	50.67	3,500	49.76
Construction and land development	882	7.60	1,236	12.70	872	9.38
Commercial	2,513	26.23	2,138	19.90	1,751	19.45
Consumer	279	0.97	119	0.33	184	0.57
Total allocated allowance for loan losses	8,505	100.00%	7,732	100.00%	6,867	100.00%
Unallocated	85		173		357
Total	$8,590		$7,905		$7,224

	At December 31,
	2013		2012
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
Real estate:
Residential	$725	24.93%	$1,038	28.69%
Commercial	3,207	50.12	2,499	49.42
Construction and land development	363	4.61	192	3.27
Commercial	1,331	19.59	795	17.66
Consumer	206	0.75	155	0.96
Total allocated allowance for loan losses	5,832	100.00%	4,679	100.00%
Unallocated	245		334
Total	$6,077		$5,013

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
We had impaired loans totaling $4.0 million and $5.5 million as of December 31, 2016 and 2015, respectively. At December 31, 2016, impaired loans totaling $861,000 had a valuation allowance of  $46,000. Impaired loans totaling $1.1 million had a valuation allowance of  $488,000 at December 31, 2015. Our average investment in impaired loans was $4.9 million and $5.6 million for the years ended December 31, 2016 and 2015, respectively.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction and land development loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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
We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of December 31, 2016 and considered any probable loss in determining the allowance for loan losses.
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

Securities Portfolio
During 2016, we transferred all of our investments classified as held-to-maturity to available-for-sale. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.
	At December 31,
	2016		2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Government and federal agency	$—	$—	$1,996	$2,033	$1,991	$2,084
State and municipal	49,367	50,580	3,373	3,682	3,479	3,901
Corporate debt	1,000	1,031	1,000	1,071	1,000	1,114
Asset-backed securities	8,747	8,678	9,656	9,624	2,733	2,645
Government mortgage-backed securities	41,818	41,914	52,515	52,812	54,063	54,853
Trust preferred securities	1,368	968	1,368	1,116	1,502	1,122
Marketable equity securities	11,363	14,696	8,341	10,646	7,349	10,313
Total	$113,663	$117,867	$78,249	$80,984	$72,117	$76,032

The following table sets forth the amortized cost and estimated fair value of our held-to-maturity securities portfolio at the dates indicated.
	At December 31,
	2016		2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
State and municipal	$—	$—	$44,623	$46,474	$45,559	$47,435
Total	$—	$—	$44,623	$46,474	$45,559	$47,435

At December 31, 2016, we had no investments in a single company or entity, other than government and government agency securities, that had an aggregate book value in excess of 10% of our equity.
Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at December 31, 2016, are summarized in the following table. The table excludes marketable equity securities with an amortized cost of  $11.4 million and a fair value of  $14.7 million at December 31, 2016, as such securities do not have a maturity date or stated yield. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. No tax-equivalent yield adjustments have been made, as the amount of tax free interest-earning assets is immaterial.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Securities available-for-sale:
State and municipal	$782	1.43%	$2,280	2.89%	$7,637	3.11%	$38,668	3.33%	$49,367	$50,580	3.25%
Corporate debt	1,000	6.38%	—	—%	—	—%	—	—%	1,000	1,031	6.38%
Asset-backed securities	80	1.73%	583	1.90%	1,284	1.97%	6,800	2.73%	8,747	8,678	2.55%
Government mortgage-backed securities	—	—%	3,592	1.50%	2,524	2.41%	35,702	2.15%	41,818	41,914	2.11%
Trust Preferred Securities	—	—%	—	—%	—	—%	1,368	3.47%	1,368	968	3.47%
Total	$1,862	4.10%	$6,455	2.02%	$11,445	2.83%	$82,538	2.77%	$102,300	$103,171	2.76%

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2016 or 2015.
Deposits
Total deposits increased $50.7 million, or 8.8%, to $628.0 million at December 31, 2016 from $577.2 million at December 31, 2015. Our continuing focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit, resulted in net growth in these deposits of  $84.1 million, or 18.6%, to $537.1 million at December 31, 2016, or 85.5% of total deposits at that date. The growth in core deposits was offset by a $33.3 million, or 26.2%, decrease in certificates of deposit.
The following tables set forth the distribution of total deposits by account type at the dates indicated.
	At December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest bearing	$158,075	25.17%	$153,093	26.52%	$128,157	23.88%
Negotiable order of withdrawal (NOW)	122,698	19.54%	85,369	14.79%	83,521	15.56%
Savings accounts	111,016	17.68%	106,208	18.40%	90,389	16.84%
Money market deposit accounts	145,321	23.14%	108,377	18.78%	110,468	20.58%
Certificates of deposit	90,872	14.47%	124,188	21.51%	124,149	23.13%
Total	$627,982	100.00%	$577,235	100.00%	$536,684	100.00%

As of December 31, 2016, our certificates of deposit included $49.3 million of brokered certificates of deposit and $10.4 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits.
As of December 31, 2016, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000, which excludes all brokered certificates, was approximately $20.2 million. The following table sets forth the maturity of these certificates as of December 31, 2016.
Maturity Period	At December 31, 2016
(In thousands)
Three months or less	$6,338
Over three through six months	3,190
Over six through twelve months	5,565
Over twelve months	5,134
Total	$20,227

Borrowings
Our borrowings at December 31, 2016 consisted of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances at the dates and for the years indicated.
	At or For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Balance outstanding at end of year	$49,858	$57,423	$39,237
Weighted average interest rate at end of year	1.36%	1.07%	1.43%
Maximum amount of borrowings outstanding at any month end during the year	$50,025	$57,637	$55,988
Average balance outstanding during the year	$36,672	$31,246	$42,360
Weighted average interest rate during the year	1.70%	1.74%	1.34%
We had no securities sold under agreements to repurchase during the years ended December 31, 2016, 2015 and 2014.
Shareholders’ Equity
Total shareholders’ equity increased $7.7 million, or 7.6%, to $109.1 million at December 31, 2016, from $101.4 million at December 31, 2015. The increase was due primarily to net income of  $6.3 million and an increase in accumulated other comprehensive income of  $932,000.

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
	For the Year Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Assets:
Interest-earning assets:
Loans	$583,156	$25,549	4.38%	$516,405	$22,124	4.28%	$471,650	$19,884	4.22%
Interest-earning deposits	7,992	33	0.41%	14,526	38	0.26%	1,628	6	0.37%
Investment securities	120,897	3,222	2.67%	116,618	3,215	2.76%	128,509	3,302	2.57%
Federal Home Loan Bank Stock	2,599	90	3.46%	3,260	75	2.30%	4,541	74	1.63%
Total interest-earning assets	714,644	28,894	4.04%	650,809	25,452	3.91%	606,328	23,266	3.84%
Non-interest earning assets	39,845			34,552			33,134
Total assets	$754,489			$685,361			$639,462
Interest-bearing liabilities:
Savings accounts	$110,528	190	0.17%	$95,203	140	0.15%	$87,243	131	0.15%
Money Market Accounts	115,857	334	0.29%	111,412	296	0.27%	111,217	284	0.26%
Now Accounts	112,003	661	0.59%	80,164	127	0.16%	74,464	118	0.16%
Certificates of deposit	109,175	978	0.90%	120,668	1,067	0.88%	124,890	1,191	0.95%
Total interest-bearing deposits	447,563	2,163	0.48%	407,447	1,630	0.40%	397,814	1,724	0.43%
Federal Home Loan Bank advances	36,672	622	1.70%	31,246	544	1.74%	42,360	567	1.34%
Total interest-bearing liabilities	484,235	2,785	0.58%	438,693	2,174	0.50%	440,174	2,291	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	156,379			141,853			119,436
Other noninterest-bearing liabilities	7,813			10,824			5,608
Total liabilities	648,427			591,370			565,218
Total equity	106,062			93,991			74,244
Total liabilities and equity	$754,489			$685,361			$639,462
Net interest income		$26,109			$23,278			$20,975
Interest rate spread(1)			3.46%			3.41%			3.32%
Net interest-earning assets(2)	$230,409			$212,116			$166,154
Net interest margin(3)			3.65%			3.58%			3.46%
Average interest-earning assets to interest-bearing liabilities	147.58%			148.35%			137.75%

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
	Year Ended December 31, 2016 vs. 2015			Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
Interest-earning assets:
Loans	$510	$2,915	$3,425	$327	$1,913	$2,240
Interest-earning deposits	16	(21)	(5)	—	32	32
Investment securities	(109)	116	7	231	(318)	(87)
Federal Home Loan Bank Stock	32	(17)	15	26	(25)	1
Total interest-earning assets	449	2,993	3,442	584	1,602	2,186
Interest-bearing liabilities:
Savings accounts	26	24	50	(3)	11	9
Money market accounts	26	12	38	12	—	12
Now accounts	466	68	534	—	9	9
Certificates of deposit	14	(103)	(89)	(85)	(39)	(124)
Total interest-bearing deposits	532	1	533	(76)	(19)	(94)
Federal Home Loan Bank advances	(14)	92	78	147	(170)	(23)
Total interest-bearing liabilities	518	93	611	71	(189)	(117)
Change in net interest and dividend income	$(69)	$2,900	$2,831	$512	$1,791	$2,303

Results of Operations for the Years Ended December 31, 2016 and 2015
General.   Net income increased $2.5 million, or 65.8%, to $6.3 million for the year ended December 31, 2016 from $3.8 million for the year ended December 31, 2015. The increase was primarily due to the charitable foundation expense in connection with our offering of  $2.2 million in 2015 that did not recur in 2016 and an increase of  $2.9 million, or 13.1%, in net interest and dividend income after provision for loan losses, offset by an increase in salaries and employee benefits of  $1.1 million, or 9.0%.
Interest and Dividend Income.   Interest and dividend income increased $3.4 million, or 13.5%, to $28.9 million for the year ended December 31, 2016 from $25.5 million for the year ended December 31, 2015. This was caused by an increase in interest and fees on loans, which increased $3.4 million, or 15.5%, to $25.6 million for the year ended December 31, 2016 from $22.1 million for the year ended December 31, 2015.
The increase in interest income on loans was due to an increase in average balance of  $66.8 million, or 12.9%, to $583.2 million for the year ended December 31, 2016 from $516.4 million for the year ended December 31, 2015 and an increase in yield on loans of 10 basis points, to 4.38% for the year ended December 31, 2016 from 4.28% for the year ended December 31, 2015 due to the shift to higher yielding commercial loans.
Interest on investment securities remained the same at $3.3 million for each of the years ended December 31, 2016 and 2015. The average balances of securities increased $4.3 million, or 3.7%, to $120.9 million as of December 31, 2016, but our yield decreased nine basis points to 2.76%.
Interest Expense.   Interest expense increased $611,000, or 28.1%, to $2.8 million for the year ended December 31, 2016 from $2.2 million for the year ended December 31, 2015, due mainly to an increase in interest expense on deposits. Interest expense on deposits increased $533,000, or 32.7%, to $2.2 million for the year ended December 31, 2016 from $1.6 million for the year ended December 31, 2015, as our cost of funds on interest-bearing deposits increased eight basis points to 48 basis points for the year ended December 31, 2016 from 40 basis points for the year ended December 31, 2015. The increase in the cost of funds was primarily due to the increases in the average rate paid on NOW accounts. Our average balance of interest-bearing deposits increased $40.1 million, or 9.8%, to $447.6 million as of December 31, 2016 from $407.4 million as of December 31, 2015 and include a change in mix from higher cost certificates of deposits to lower cost core deposit accounts.
Interest expense on borrowings, which consists of advances from the Federal Home Loan Bank of Boston, increased $78,000, or 14.3%, to $622,000 for the year ended December 31, 2016 from $544,000 for the year ended December 31, 2015. The average balance of borrowings increased $5.4 million, or 17.4%, to $36.7 million for the year ended December 31, 2016 from $31.2 million for the year ended December 31, 2015. Our cost of borrowings decreased four basis points to 1.70% for the year ended December 31, 2016 compared to 1.74% for the year ended December 31, 2015.
Net Interest and Dividend Income.   Net interest and dividend income increased $2.8 million, or 12.2%, to $26.1 million for the year ended December 31, 2016 from $23.3 million for the year ended December 31, 2015. Our net interest rate spread increased six basis points to 3.46% for the year ended December 31, 2016 from 3.41% for the year ended December 31, 2015, while our net interest margin increased seven basis points to 3.65% for the year ended December 31, 2016 from 3.58% for the year ended December 31, 2015. The average yield we earned on interest-earning assets increased more than the average rate we paid on interest-bearing liabilities.
Provision for Loan Losses.   Our provision for loan losses was $703,000 for the year ended December 31, 2016 compared to $805,000 for the year ended December 31, 2015. The provisions recorded resulted in an allowance for loan losses of  $8.6 million, or 1.36% of total loans and 543.0% of non-performing loans at December 31, 2016, compared to $7.9 million, or 1.40% of total loans and 346.1% of non-performing loans at December 31, 2015. The increase in the allowance for loan losses resulted primarily from an increase in our loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases. For further information related to changes in the provision and allowance for loan losses, refer to “— Asset Quality — Allowance for Loan Losses.”
Noninterest Income.   Noninterest income information is as follows.
	Years Ended December 31,		Change
(Dollars in thousands)	2016	2015	Amount	Percent
Customer service fees on deposit accounts	$1,274	$1,222	$52	4.3%
Service charges and fees – other	1,777	1,754	23	1.3%
Gain on sales, calls and donated securities, net	690	317	373	117.7%
Other income	694	513	181	35.3%
Total noninterest income	$4,435	$3,806	$629	16.5%

Customer service fees on deposit accounts increased $52,000, or 4.3%, primarily due to increased volume in transactional deposit accounts. Gains on sales, calls and donated securities, net, increased for the year ended December 31, 2016 from the year ended December 31, 2015. We sold $3.3 million of securities in 2016 compared to $739,000 during the year ended December 31, 2015. During the year ended December 31, 2016, we recognized $39,000 of non-interest income related to the contribution of appreciated securities to our charitable foundation, compared to $21,000 of such gains during the year ended December 31, 2015. Other income increased $181,000, or 35.3%, primarily due to an increase in bank owned life insurance income.

Noninterest Expense.   Noninterest expense information is as follows.
	Years Ended December 31,		Change
(Dollars in thousands)	2016	2015	Amount	Percent
Salaries and employee benefits	$12,857	$11,797	$1,060	8.99%
Occupancy expense	1,548	1,535	13	0.85%
Equipment expense	631	528	103	19.51%
FDIC assessment	323	378	(55)	(14.55)%
Data processing	662	568	94	16.55%
Marketing expense	249	127	122	96.06%
Professional fees	1,088	942	146	15.50%
Charitable Foundation expense	—	2,150	(2,150)	100.00%
Other	3,119	3,068	51	1.66%
Total noninterest expense	$20,477	$21,093	$(616)	(2.92)%

Salaries and employee benefits expense increased for the year ended December 31, 2016 from the year ended December 31, 2015 due to changes in staffing, increased expense for the Bank’s ESOP and the expense related to the Bank’s equity plan. Marketing expense increased for the year ended December 31, 2016 from the year ended December 31, 2015 due to increased marketing efforts for the Company’s commercial services. Professional fees increased due to increased legal and accounting fees associated with being a public company as well as increased fees for professional development of our employees. Equipment expense increased for the year ended December 31, 2016 from the year ended December 31, 2015 due to replacing older equipment and the additional equipment expenses from the Bedford branch.
Income Tax Provision.   We recorded a provision for income taxes of  $3.0 million for the year ended December 31, 2016, reflecting an effective tax rate of 32.3%, compared to $1.3 million, or 26.3%, for the year ended December 31, 2015. The changes in the income tax provision were primarily due to changes in the components of pre-tax income. Our effective tax rates are below statutory federal and states rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.
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

Net Interest Income Simulation.   We analyze our sensitivity to changes in interest rates through a net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period in the current interest rate environment. We then calculate what the net interest income would be for the same period under the assumption that interest rates increase 200 basis points from current market rates and under the assumption that interest rates decrease 100 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.
The following table presents the estimated changes in net interest income of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2016 and 2015.
	At December 31,
	2016		2015
Changes in Interest Rates (Basis Points)	Estimated 12-Months Net Interest Income	Change	Estimated 12-Months Net Interest Income	Change
(Dollars in thousands)
200	$30,866	0.71%	$26,747	2.15%
0	$30,650	—	$26,184	—
-100	$30,190	(1.50)%	$25,855	(1.26)%
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
The following table presents the estimated changes in EVE of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2016 and 2015.
	At December 31,
	2016		2015
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
(Dollars in thousands)
400	$120,313	(9.27)%	$105,804	(9.10)%
300	$120,763	(7.18)%	$107,899	(7.00)%
200	$120,793	(4.95)%	$109,704	(4.90)%
100	$120,931	(2.56)%	$111,893	(2.50)%
0	$119,252	—	$112,248	—
-100	$108,715	3.53%	$105,875	(3.23)%
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
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $10.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $117.9 million at December 31, 2016.
At December 31, 2016, we had the ability to borrow a total of  $137.4 million from the Federal Home Loan Bank of Boston. On that date, we had $49.9 million in advances outstanding. At December 31, 2016, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of  $118.8 million, none of which was outstanding as of that date.
We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.
At December 31, 2016 and 2015, we had $25.4 million and $15.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2016 and 2015, we had $202.0 million and $191.6 million in unadvanced funds to borrowers, respectively. We also had $5.2 million and $5.5 million in outstanding letters of credit at December 31, 2016 and 2015, respectively.
Certificates of deposit due within one year of December 31, 2016 totaled $69.8 million, or 76.8% of total certificates of deposit. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the year ended December 31, 2016, we originated $206.8 million of loans, including $206.4 million of loans to be held in our portfolio, and we purchased $9.8 million of securities. During the year ended December 31, 2015, we originated $225.3 million of loans, including $218.8 million of loans to be held in our portfolio, and we purchased $17.8 million of securities.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of  $50.7 million and $40.5 for the years ended December 31, 2016 and 2015, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances decreased $7.6 million in 2016 and increased $18.2 million during the year ended December 31, 2015. We have been able to use the cash generated from the increases in deposits to fund loan growth in recent periods.

The Provident Bank is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks, and the Federal Deposit Insurance Corporation. At December 31, 2016, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements for additional information.
We paid $167,000 in dividends on our SBLF preferred stock during the year ended December 31, 2015. The per annum dividend rate on the SBLF preferred stock was 1.00%, but during the first quarter of 2016, the per annum dividend rate would have increased to a fixed rate of 9.0% if any SBLF preferred stock remained outstanding at that time. On December 21, 2015 the Company redeemed the 17,145 shares of Series A Preferred Stock issued to the U.S. Treasury under the SBLF preferred stock program. The redemption was completed with payment to the U.S. Treasury of  $17.1 million plus accrued dividends.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, agreements with respect to investments and employment agreements with certain of our executive officers. The following table presents our contractual obligations as of December 31, 2016.
		Payments Due by period
Contractual Obligations	Total	One Year or Less	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
(In thousands)
Long-term debt obligations	$49,858	$35,000	$5,000	$6,358	$3,500
Operating lease obligations	3,504	302	595	497	2,110
Total	$53,362	$35,302	$5,595	$6,855	$5,610

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
Effect of Inflation and Changing Prices
The consolidated financial statements and related financial data included in this annual report have been prepared in accordance with generally accepted accounting principles in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
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
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the year ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B.
OTHER INFORMATION

Not applicable.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Proposal 1 — Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures — Procedures to be Followed by Stockholders,” “Corporate Governance — Committees of the Board of Directors” and “— Audit Committee” is incorporated herein by reference.
A copy of the Code of Ethics is available to shareholders on the “Corporate Governance” portion of the Investor Relations’ section on the Company’s website at www.theprovidentbank.com.
ITEM 11.
EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance — Committees of the Board of Directors — Compensation Committee” is incorporated herein by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
Information with respect to equity plan information is included in Item 5 of the Annual Report.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Proposal 2 — Ratification of Independent Registered Public Accounting Firm — Audit Fees” and “— Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)
Financial Statements

The following documents are filed as part of this Form 10-K.
(i)
Report of Independent Registered Public Accounting Firm

(ii)
Consolidated Balance Sheets

(iii)
Consolidated Statements of Income

(iv)
Consolidated Statements of Comprehensive Income

(v)
Consolidated Statements of Changes in Shareholders’ Equity

(vi)
Consolidated Statements of Cash Flows

(vii)
Notes to Consolidated Financial Statements

(a)(2)
Financial Statement Schedules

None.
(a)(3)
Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
3.2	By-Laws of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
4	Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.1	Form of The Provident Bank Employee Stock Ownership Plan† (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.2	Employment Agreement with David P. Mansfield† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.3	Employment Agreement with Charles F. Withee† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.4	Employment Agreement with Carol L. Houle† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.5	Amended and Restated Supplemental Executive Retirement Agreement with David P. Mansfield† (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.6	Amended and Restated Supplemental Executive Retirement Agreement with Charles F. Withee† (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.7	Supplemental Executive Retirement Agreement with Carol L. Houle† (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.8	The Provident Bank Executive Annual Incentive Plan† (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.9	The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan† (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.11	Provident Bancorp, Inc. 2016 Equity Incentive Plan† (Incorporated by reference to Appendix A to the definitive proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on August 9, 2016)
10.12	Form of Incentive Stock Option Award Agreement† (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.13	Form of Non-Statutory Incentive Stock Option Award Agreement† (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.14	Form of Restricted Stock Award Agreement† (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 31 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

†
Compensatory arrangements.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Provident Bancorp, Inc.
Date: March 16, 2017	By: /s/ David P. Mansfield David P. Mansfield President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ David P. Mansfield David P. Mansfield	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2017
/s/ Carol L. Houle Carol L. Houle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2017
/s/ John K. Bosen John K. Bosen	Chairman of the Board	March 16, 2017
/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 16, 2017
/s/ James A. DeLeo James A. DeLeo	Director	March 16, 2017
/s/ Lisa B. DeStefano Lisa B. DeStefano	Director	March 16, 2017
/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 16, 2017
/s/ Richard L. Peeke Richard L. Peeke	Director	March 16, 2017
/s/ Arthur W. Sullivan Arthur W. Sullivan	Director	March 16, 2017

Provident Bancorp, Inc. and Subsidiary
F-i

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders
Provident Bancorp, Inc. and Subsidiary
Amesbury, Massachusetts
We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Hartford, Connecticut
March 13, 2017

Provident Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2016 and 2015
(In thousands)	2016	2015
Assets
Cash and due from banks	$7,939	$7,302
Interest-bearing demand deposits with other banks	2,637	12,865
Money market mutual funds	129	297
Cash and cash equivalents	10,705	20,464
Investments in available-for-sale securities (at fair value)	117,867	80,984
Investments in held-to-maturity securities (fair value of $46,474 as of December 31, 2015)	—	44,623
Federal Home Loan Bank stock, at cost	2,787	3,310
Loans, net	624,425	554,929
Bank owned life insurance	19,395	18,793
Premises and equipment, net	11,587	11,606
Accrued interest receivable	2,320	2,251
Deferred tax asset, net	4,913	5,056
Other assets	1,544	1,381
Total assets	$795,543	$743,397
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$158,075	$153,093
Interest-bearing	469,907	424,142
Total deposits	627,982	577,235
Federal Home Loan Bank advances	49,858	57,423
Other liabilities	8,554	7,333
Total liabilities	686,394	641,991
Shareholders’ equity
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	—	—
Common stock, no par value: 30,000,000 shares authorized; 9,652,448 and 9,498,722 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	43,393	43,159
Retained earnings	66,229	59,890
Accumulated other comprehensive income	2,622	1,690
Unearned compensation – ESOP	(3,095)	(3,333)
Total shareholders’ equity	109,149	101,406
Total liabilities and shareholders’ equity	$795,543	$743,397

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
For the Years Ended December 31, 2016 and 2015
(In thousands)	2016	2015
Interest and dividend income:
Interest and fees on loans	$25,549	$22,124
Interest and dividends on securities	3,312	3,290
Interest on interest-bearing deposits	33	38
Total interest and dividend income	28,894	25,452
Interest expense:
Interest on deposits	2,163	1,630
Interest on Federal Home Loan Bank advances	622	544
Total interest expense	2,785	2,174
Net interest and dividend income	26,109	23,278
Provision for loan losses	703	805
Net interest and dividend income after provision for loan losses	25,406	22,473
Noninterest income:
Customer service fees on deposit accounts	1,274	1,222
Service charges and fees - other	1,777	1,754
Gain on sales of securities, net	690	317
Other income	694	513
Total noninterest income	4,435	3,806
Noninterest expense:
Salaries and employee benefits	12,857	11,797
Occupancy expense	1,548	1,535
Equipment expense	631	528
FDIC assessment	323	378
Data processing	662	568
Marketing expense	249	127
Professional fees	1,088	942
Charitable Foundation expense	—	2,150
Other	3,119	3,068
Total noninterest expense	20,477	21,093
Income before income tax expense	9,364	5,186
Income tax expense	3,025	1,363
Net income	$6,339	$3,823
Net income attributable to common shareholders	$6,339	$3,656
Income per share:
Basic	$0.69	N/A
Diluted	$0.69	N/A
Weighted Average Shares:
Basic	9,176,384	N/A
Diluted	9,176,384	N/A
The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2016 and 2015
(In thousands)	2016	2015
Net income	$6,339	$3,823
Other comprehensive income:
Change in net unrealized holding (losses)	(80)	(863)
Reclassification adjustment for realized gains in net income	(690)	(317)
Net change in unrealized (loss)	(770)	(1,180)
Income tax effect	281	458
Net of tax amount	(489)	(722)
Change in net unrealized holding gains on securities transferred from held-to-maturity to available-for-sale	2,239	—
Income tax effect	(818)	—
Net of tax amount	1,421	—
Other comprehensive income (loss)	932	(722)
Total comprehensive income	$7,271	$3,101

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2016 and 2015
(In thousands, except share data)	Shares of Common Stock	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation ESOP	Total
Balance, December 31, 2014	275,000	$17,145	$275	$55,959	$2,412	$—	$75,791
Net income	—	—	—	3,823	—	—	3,823
Net change in other comprehensive income	—	—	—	—	(722)	—	(722)
Redemption of SBLF preferred stock	—	(17,145)	—	—	—	—	(17,145)
Preferred stock dividends	—	—	—	(167)	—	—	(167)
Issuance of 5,034,323 shares to the mutual holding company	5,034,323	—	—	—	—	—
Transfer due to stock offering	(275,000)	—	(275)	275	—	—	—
Issuance of 4,274,425 shares in the initial public offering, net of expenses of $1,547,000	4,274,425	—	41,197	—	—	—	41,197
Issuance and contribution of 189,974 shares to the Provident Community Charitable Organization	189,974	—	1,900	—	—	—	1,900
Purchase of 357,152 shares of common stock by the ESOP	—	—	—	—	—	(3,572)	(3,572)
ESOP shares earned	—	—	62	—	—	239	301
Balance, December 31, 2015	9,498,722	—	43,159	59,890	1,690	(3,333)	101,406
Net income	—	—	—	6,339	—	—	6,339
Net change in other comprehensive income	—	—	—	—	932	—	932
Stock-based compensation expense	—	—	113	—	—	—	113
Restricted stock award grants	153,726	—	—	—	—	—	—
ESOP shares earned	—	—	121	—	—	238	359
Balance, December 31, 2016	9,652,448	$—	$43,393	$66,229	$2,622	$(3,095)	$109,149

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$6,339	$3,823
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	849	860
ESOP expense	359	301
Contribution of stock to charitable foundation	—	1,900
Gain on sales, calls and donations of securities, net	(690)	(317)
Change in deferred loan fees, net	50	(6)
Provision for loan losses	703	805
Depreciation and amortization	832	713
Loss (gain) on disposal of premise and equipment	60	(2)
Increase in accrued interest receivable	(69)	(195)
(Increase) decrease in taxes receivable	(53)	146
Deferred tax benefit	(394)	(966)
Share-based compensation expense	113	—
Increase in cash surrender value of life insurance	(602)	(452)
Increase in other assets	(110)	(230)
Increase in other liabilities	1,221	439
Net cash provided by operating activities	8,608	6,819
Cash flows from investing activities:
Purchases of available-for-sale securities	(9,835)	(17,841)
Proceeds from sales of available-for-sale securities	3,286	739
Proceeds from pay downs, maturities and calls of available-for-sale securities	15,379	10,913
Proceeds from pay downs, maturities and calls of held-to-maturity securities	220	450
Redemption of Federal Home Loan Bank Stock	523	332
Loan originations and principal collections, net	(55,221)	(61,582)
Recoveries of loans previously charged off	26	37
Loans purchased	(15,054)	—
Additions to premises and equipment	(873)	(1,819)
Proceeds from sale of premise and equipment	—	5
Purchase of bank owned life insurance	—	(6,197)
Net cash used in investing activities	(61,549)	(74,963)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2016 and 2015

(In thousands)	2016	2015
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	84,063	40,512
Net (decrease) increase in time deposits	(33,316)	39
Proceeds from sale of common stock, net	—	41,197
Common stock purchased by ESOP	—	(3,572)
Proceeds from advances from the Federal Home Loan Bank	5,388	—
Net change in Federal Home Loan Bank short-term advances	(12,953)	18,186
Redemption of SBLF preferred stock	—	(17,145)
Preferred stock dividends	—	(167)
Net cash provided by financing activities	43,182	79,050
Net (decrease) increase in cash and cash equivalents	(9,759)	10,906
Cash and cash equivalents at beginning of year	20,464	9,558
Cash and cash equivalents at end of year	$10,705	$20,464
Supplemental disclosures:
Interest paid	$2,777	$2,162
Income taxes paid	3,078	2,183
Held-to-maturity securities transferred to available-for-sale	44,240	—
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
Upon the completion of the stock offering, a special “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of the Company to be held by persons other than the MHC as of the date of the latest balance sheet contained in the prospectus. Following the completion of the offering, the Company is not permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.
The Company is headquartered in Amesbury, Massachusetts. The Bank operates its business from eight banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Hampton, Bedford, and Seabrook, New Hampshire. The Bank provides a variety of financial services to individuals and small businesses. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial mortgages and commercial loans.
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
Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, stock-based compensation expense and deferred income taxes.
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

Notes to Consolidated Financial Statements

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
•
Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or as a separate component of shareholders’ equity.

•
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of shareholders’ equity until realized.

•
Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

The Company evaluates debt and equity securities within the Company’s available for sale and held to maturity portfolios for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. In evaluating its marketable equity securities portfolios for OTTI, the Company considers its intent and ability to hold an equity security to recovery of its cost basis in addition to various other factors, including the length of time and the extent to which the fair value has been less than cost and the financial condition and near term prospects of the issuer. Any OTTI on marketable equity securities is recognized immediately through earnings.
Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Boston (the “FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members must own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. FHLB stock is a non-marketable equity security that is carried at cost and evaluated for impairment when deemed necessary.
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
Residential real estate loans are generally placed on non-accrual status when reaching 90 days past due or in process of collection. Past due status is based on the contractual terms of the loan. All closed-end consumer loans 90 days or more past due and any equity line in the process of foreclosure are placed on non-accrual status. Secured consumer loans are written down to realizable value and unsecured consumer loans are charged-off upon reaching 120 or 180 days past due depending on the type of loan. Commercial real estate loans and commercial business loans and leases which are 90 days or more past due are generally placed on non-accrual status, unless secured by sufficient cash or other assets immediately convertible to cash. When a loan has been placed on non-accrual status, previously accrued and uncollected interest is reversed against interest on loans. A loan can be returned to accrual status when collectability of principal is reasonably assured and the loan has performed for a period of time, generally six months. Interest income received on non-accrual loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual.
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

Notes to Consolidated Financial Statements

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. These historical loss factors are adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.
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
The Company from time to time, may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modified loan is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.
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
Earnings per Common Share
Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. At December 31, 2016, there are no common stock equivalents.
Employee Stock Ownership Plan
Compensation expense for The Provident Bank Employee Stock Ownership Plan (the “ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of shareholders’ equity on the consolidated balance sheet. The difference between the average fair market value and the cost of the shares by the ESOP is recorded as an adjustment to additional paid-in-capital.
Stock-based Compensation Plans
The Company measures and recognizes compensation cost relating to stock-based payment transactions based on the grant-date fair value of the equity instruments issued. Stock-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The fair value of restricted stock is recorded based on the grant date value of the equity instrument issued.
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

Notes to Consolidated Financial Statements

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
Recent Accounting Pronouncements
ASU (Accounting Standards Update) No. 2014-09 — Revenue from Contracts with Customers (Topic 606).   The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and International Financial Reporting Standards (IFRS). The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of other real estate owned (OREO) property. In August 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of

Notes to Consolidated Financial Statements

ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.
ASU No. 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) — “Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”.   The ASU has been issued to reduce diversity in practice in the classification of foreclosed residential mortgage loans held by creditors that are fully guaranteed under certain government programs, including the Federal Housing Administration guarantees. A residential mortgage loan would be derecognized and a separate other receivable would be recognized upon foreclosure if the loan has both of the following characteristics: (i) the loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan; and (ii) at the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee. Notably, upon foreclosure, the separate other receivable would be measured based on the current amount of the loan balance expected to be recovered under the guarantee. The amendments were effective for the Company as of January 1, 2016. This amendment did not impact the Company’s financial statements and the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements in the future.
ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.”   The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard is effective for the Company beginning on January 1, 2018. The Company holds a portfolio of marketable equity securities; depending on the size and composition of the portfolio at the adoption date, the impact of the ASU could be material to the Company’s consolidated financial statements.
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
ASU 2016-09, Compensation Stock — Compensation (Topic 718): “Improvements to Employee Share Based Payment Accounting.”   This ASU changes how companies account for certain aspects of share based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amendments in this update will be effective for the Company on January 1, 2017 and interim periods within that annual period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.

Notes to Consolidated Financial Statements

ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.”   The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The amendments in this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.
ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments.”   This ASU changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments address the classification of the following eight items in the statement of cash flows; debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the Predominance Principle. The amendments in this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”   This ASU provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance to have a material impact on the Company’s financial statements.
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

Notes to Consolidated Financial Statements

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at December 31, 2016 and 2015:
(In thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
State and municipal	$49,367	$1,281	$68	$50,580
Corporate debt	1,000	31	—	1,031
Asset-backed securities	8,747	—	69	8,678
Government mortgage-backed securities	41,818	435	339	41,914
Trust preferred securities	1,368	—	400	968
Marketable equity securities	11,492	3,551	218	14,825
	113,792	5,298	1,094	117,996
Money market mutual funds included in cash and cash equivalents	(129)	—	—	(129)
Total available-for-sale securities	$113,663	$5,298	$1,094	$117,867
December 31, 2015
U.S. Government and federal agency	$1,996	$37	$—	$2,033
State and municipal	3,373	309	—	3,682
Corporate debt	1,000	71	—	1,071
Asset-backed securities	9,656	9	41	9,624
Government mortgage-backed securities	52,515	622	325	52,812
Trust preferred securities	1,368	55	307	1,116
Marketable equity securities	8,638	2,653	348	10,943
	78,546	3,756	1,021	81,281
Money market mutual funds included in cash and cash equivalents	(297)	—	—	(297)
Total available-for-sale securities	$78,249	$3,756	$1,021	$80,984

The following summarizes the amortized cost of investment securities classified as held-to-maturity and their approximate fair values at December 31, 2015:
(In thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
State and municipal	$44,623	$1,905	$54	$46,474

The scheduled maturities of debt securities were as follows at December 31, 2016:
Available- for-Sale
(In thousands)	Fair Value
Due within one year	$1,813
Due after one year through five years	2,326
Due after five years through ten years	7,810
Due after ten years	40,630
Government mortgage-backed securities	41,914
Asset-backed securities	8,678
$103,171

Notes to Consolidated Financial Statements

During the years ended December 31, 2016 and 2015, gross realized gains on sales, calls and donated securities were $693,000 and $328,000, respectively, and gross losses realized were $3,000 and $11,000, respectively.
There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity at December 31, 2016.
Securities with carrying amounts of  $60.6 million and $61.7 million were pledged to secure available borrowings with the Federal Reserve Bank and Federal Home Loan Bank at December 31, 2016 and 2015, respectively.
The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at December 31, 2016 and 2015:
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Temporarily impaired securities:
State and municipal	$6,413	$63	$160	$5	$6,573	$68
Asset-backed securities	8,104	60	574	9	8,678	69
Government mortgage-backed securities	20,868	247	2,770	92	23,638	339
Trust preferred securities	26	18	942	382	968	400
Marketable equity securities	1,942	104	768	114	2,710	218
Total temporarily impaired securities	$37,353	$492	$5,214	$602	$42,567	$1,094
December 31, 2015
Temporarily impaired securities:
State and municipal	$3,195	$28	$729	$26	$3,924	$54
Asset-backed securities	5,062	7	2,005	34	7,067	41
Government mortgage-backed securities	21,108	88	9,156	237	30,264	325
Trust preferred securities	—	—	1,017	307	1,017	307
Marketable equity securities	1,591	166	529	182	2,120	348
Total temporarily impaired securities	$30,956	$289	$13,436	$786	$44,392	$1,075

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
Trust preferred securities:   Management monitors its pooled-trust preferred securities for possible other-than-temporary-impairment on a quarterly basis. This review included an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary-impairment cash flow testing. Critical

Notes to Consolidated Financial Statements

assumptions that go into the other-than-temporary-impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary-impairment cash flow testing noted no other-than-temporary-impairment in 2016.
Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the years ended December 31, 2016 and 2015 is as follows:
(In thousands)
Trust preferred securities:
Balance, December 31, 2014	$688
Additions for the credit component on debt securities in which an other-than-temporary impairment was previously recognized	—
Balance, December 31, 2015	688
Additions for the credit component on debt securities in which an other-than-temporary impairment was previously recognized	—
Balance, December 31, 2016	$688

Note 4 — Loans
Loans consisted of the following at December 31, 2016 and 2015:
(In thousands)	2016	2015
Commercial real estate	$336,102	$285,356
Commercial	166,157	112,073
Residential real estate	76,850	92,392
Construction and land development	48,161	71,535
Consumer	6,172	1,855
	633,442	563,211
Allowance for loan losses	(8,590)	(7,905)
Deferred loan fees, net	(427)	(377)
Net loans	$624,425	$554,929

Notes to Consolidated Financial Statements

The following tables set forth information regarding the allowance for loans and impaired loans by portfolio segment as of and for the years ended December 31, 2016 and 2015:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Beginning balance	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Charge-offs	—	—	—	—	(44)	—	(44)
Recoveries	—	1	12	—	13	—	26
Provision (benefit)	676	374	(96)	(354)	191	(88)	703
Ending balance	$4,503	$2,513	$328	$882	$279	$85	$8,590
Ending balance:
Individually evaluated for impairment	$—	$46	$—	$—	$—	$—	$46
Ending balance:
Collectively evaluated for impairment	4,503	2,467	328	882	279	85	8,544
Total allowance for loan losses ending balance	$4,503	$2,513	$328	$882	$279	$85	$8,590
Loans:
Ending balance:
Individually evaluated for impairment	$1,956	$1,660	$422	$—	$—	$—	$4,038
Ending balance:
Collectively evaluated for impairment	334,146	164,497	76,428	48,161	6,172	—	629,404
Total loans ending balance	$336,102	$166,157	$76,850	$48,161	$6,172	$—	$633,442

Notes to Consolidated Financial Statements

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Beginning balance	$3,500	$1,751	$560	$872	$184	$357	$7,224
Charge-offs	—	(96)	—	—	(65)	—	(161)
Recoveries	—	20	6	—	11	—	37
Provision (benefit)	327	463	(154)	364	(11)	(184)	805
Ending balance	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Ending balance:
Individually evaluated for impairment	$—	$488	$—	$—	$—	$—	$488
Ending balance:
Collectively evaluated for impairment	3,827	1,650	412	1,236	119	173	7,417
Total allowance for loan losses ending balance	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Loans:
Ending balance:
Individually evaluated for impairment	$3,272	$1,755	$437	$—	$—	$—	$5,464
Ending balance:
Collectively evaluated for impairment	282,084	110,318	91,955	71,535	1,855	—	557,747
Total loans ending balance	$285,356	$112,073	$92,392	$71,535	$1,855	$—	$563,211

At December 31, 2016 and 2015, loans with an aggregate principal balance of  $250.7 million and $245.8 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank.
Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank during 2016. Total loans to such persons and their companies amounted to $7.5 million and $8.5 million at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, $271,000 and $6,000 of advances and principal payments of $1.3 million and $1.2 million were made, respectively.

Notes to Consolidated Financial Statements

The following tables set forth information regarding non-accrual loans and past-due loans by portfolio segment at December 31, 2016 and 2015:
(In thousands)	30 – 59 Days	60 – 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2016
Commercial real estate	$—	$—	$346	$346	$335,756	$336,102	$—	$346
Commercial	29	—	—	29	166,128	166,157	—	933
Residential real estate	—	—	—	—	76,850	76,850	—	303
Construction and land development	—	—	—	—	48,161	48,161	—	—
Consumer	—	—	—	—	6,172	6,172	—	—
Total	$29	$—	$346	$375	$633,067	$633,442	$—	$1,582
December 31, 2015
Commercial real estate	$—	$—	$—	$—	$285,356	$285,356	$—	$106
Commercial	—	—	—	—	112,073	112,073	—	1,147
Residential real estate	130	173	365	668	91,724	92,392	—	1,031
Construction and land development	—	—	—	—	71,535	71,535	—	—
Consumer	1	1	—	2	1,853	1,855	—	—
Total	$131	$174	$365	$670	$562,541	$563,211	$—	$2,284

Notes to Consolidated Financial Statements

Information about the Company’s impaired loans by portfolio segment was as follows at December 31,
2016 and 2015:
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2016
With no related allowance recorded:
Commercial real estate	$1,956	$1,956	$—	$2,744	$188
Commercial	799	799	—	794	42
Residential real estate	422	422	—	429	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$3,177	$3,177	$—	$3,967	$250
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	861	861	46	886	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$861	$861	$46	$886	$—
Total
Commercial real estate	$1,956	$1,956	$—	$2,744	$188
Commercial	1,660	1,660	46	1,680	42
Residential real estate	422	422	—	429	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$4,038	$4,038	$46	$4,853	$250
December 31, 2015
With no related allowance recorded:
Commercial real estate	$3,272	$3,272	$—	$3,788	$149
Commercial	661	661	—	611	20
Residential real estate	437	437	—	323	17
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$4,370	$4,370	$—	$4,722	$186
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	1,094	1,094	488	901	2
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$1,094	$1,094	$488	$901	$2
Total
Commercial real estate	$3,272	$3,272	$—	$3,788	$149
Commercial	1,755	1,755	488	1,512	22
Residential real estate	437	437	—	323	17
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$5,464	$5,464	$488	$5,623	$188

Notes to Consolidated Financial Statements

The following summarizes troubled debt restructurings entered into during the years ended
December 31, 2016 and 2015:
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year-Ended December 31, 2016
Troubled debt restructurings:
Commercial	1	$58	$58
	1	$58	$58
Year-Ended December 31, 2015
Troubled debt restructurings:
Commercial real estate	2	$464	$464
Commercial	8	1,578	1,578
Residential real estate	2	226	226
	12	$2,268	$2,268

None of the loans modified as troubled debt restructuring during 2016 and 2015 defaulted during the period after modification.
In 2016, we approved one troubled debt restructure totaling $58 thousand, with no specific reserve required based on an analysis of the borrower’s repayment ability and/or collateral coverage. This commercial loan was placed on an extended 13-month interest only period with re-amortization to follow based on a five-year term.
In 2015, we approved nine troubled debt restructures with no specific reserves required based on an analysis of the borrowers’ repayment ability and/or collateral coverage. Of these, two commercial loans to the same borrower were placed on a 13-month interest only period with re-amortization to follow based on the remaining term. One commercial loan and one owner-occupied commercial real estate mortgage to the same borrower were re-amortized over an extended term and maturity to ease up the borrowers’ cash flow. One investment commercial real estate loan was placed on interest only payments to allow the borrower time to market the property, with principal and interest payments to follow. Two small commercial term loans were re-amortized under forbearance agreements with no reserve required due to 100% SBA guarantees. Finally, two residential real estate mortgages were modified to interest only payments and later were re-amortized over an extended term and maturity. We approved three troubled debt restructures that required a specific reserve consisting of a commercial loan term that was modified to defer principal payments. The Company classified this loan as doubtful and maintains a 50% reserve on the balance of the loan. Two commercial term loans were modified under forbearance agreements and a 15% reserve was applied, consisting of the non-SBA guaranteed portion of the loan balances.
At December 31, 2016 and 2015, there were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings.
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

Notes to Consolidated Financial Statements

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
The following tables present the Company’s loans by risk rating and portfolio segment at December 31, 2016 and 2015:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total
December 31, 2016
Grade:
Pass	$319,712	$157,306	$—	$48,161	$—	$525,179
Special mention	4,471	1,668	—	—	—	6,139
Substandard	11,919	7,183	729	—	—	19,831
Not formally rated	—	—	76,121	—	6,172	82,293
Total	$336,102	$166,157	$76,850	$48,161	$6,172	$633,442
December 31, 2015
Grade:
Pass	$265,325	$106,677	$—	$71,535	$—	$443,537
Special mention	15,700	1,403	—	—	—	17,103
Substandard	4,331	3,083	1,329	—	—	8,743
Doubtful	—	910	—	—	—	910
Not formally rated	—	—	91,063	—	1,855	92,918
Total	$285,356	$112,073	$92,392	$71,535	$1,855	$563,211

The Bank has sold mortgage loans with servicing rights retained. The fair value of those servicing rights under GAAP is not material and has not been recognized in the 2016 and 2015 consolidated financial statements.
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $11.2 million and $10.4 million at December 31, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements

Note 5 — Premises and Equipment
The following is a summary of premises and equipment at December 31, 2016 and 2015:
(In thousands)	2016	2015
Land	$2,424	$2,424
Buildings and leasehold improvements	9,241	9,191
Furniture and equipment	4,499	4,190
Leasehold improvements	4,234	2,911
Construction in progress	—	1,251
	20,398	19,967
Accumulated depreciation and amortization	(8,811)	(8,361)
Premises and equipment, net	$11,587	$11,606

Depreciation and amortization expense was $832,000 and $713,000 for the years ended December 31, 2016 and 2015, respectively.
Note 6 — Deposits
The following is a summary of deposit balances by type at December 31, 2016 and 2015:
(In thousands)	2016	2015
NOW and demand	$280,773	$238,462
Regular savings	111,016	106,208
Money market deposits	145,321	108,377
Total non-certificate accounts	537,110	453,047
Term certificates of $100,000 or more	20,227	36,941
Term certificates less than $100,000	70,645	87,247
Total certificate accounts	90,872	124,188
Total deposits	$627,982	$577,235

The aggregate amounts of time deposits in denominations over $250,000 were $3.4 million and $3.4 million at December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, the aggregate amount of brokered time deposits was $49.3 million and $63.8 million respectively. At December 31, 2016 and 2015, $49.3 million and $63.4 million, respectively, of brokered time deposits were included in time deposit accounts in denominations of less than $100,000 above.
At December 31, 2016 and 2015, the scheduled maturities for time deposits for each of the following five years are as follows:
(In thousands)	2016	2015
2016	$—	$81,116
2017	69,775	27,746
2018	17,230	12,737
2019	1,414	679
2020	1,663	1,910
2021	790	—
Total	$90,872	$124,188

Notes to Consolidated Financial Statements

Deposits from related parties held by the Company at December 31, 2016 and 2015 amounted to $3.6 million and $3.1 million, respectively.
Note 7 — Federal Home Loan Bank Advances
Advances consist of funds borrowed from the FHLB. Maturities of advances from the FHLB for years ending after December 31, 2016 and 2015 are summarized as follows:
(In thousands)	2016	2015
2016	$—	49,112
2017	35,000	5,000
2018	5,000	—
2020	6,358	3,311
2021	—	—
Thereafter	3,500	—
Total	$49,858	$57,423

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities.
In August of 2015, the Bank modified $3.5 million of its FHLB borrowings and extended the maturity. The Bank incurred a prepayment penalty of  $233,000. In accordance with ASC 470, the prepayment penalty is being amortized over the life of the newly modified borrowing.
At December 31, 2016, the interest rates on FHLB advances ranged from 0.72% to 3.99%. At December 31, 2016, the weighted average interest rate on FHLB advances was 1.36%.
Note 8 — Income Taxes
The components of income tax expense are as follows for the years ended December 31, 2016 and 2015:
(In thousands)	2016	2015
Current tax expense (benefit):
Federal	$2,780	$2,066
State	653	277
Net operating loss carryforward	(14)	(14)
	3,419	2,329
Deferred tax expense (benefit):
Federal	(302)	(745)
State	(92)	(221)
	(394)	(966)
Net income tax expense	$3,025	$1,363

Notes to Consolidated Financial Statements

The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2016 and 2015:
	2016	2015
Federal income tax at statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	4.6	3.5
Tax exempt income and dividends received deduction	(4.8)	(9.5)
Gain on donated securities	(0.1)	(1.6)
Other	(1.4)	(0.1)
Effective tax rate	32.3%	26.3%

The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2016 and 2015:
(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,431	$3,157
Net operating loss carryforward	54	69
Employee benefit plans and share-based compensation plans	2,406	1,940
Deferred loan fees, net	174	154
Writedown of securities	235	242
Reserve for unfunded commitments	54	68
Charitable contribution carryover	297	597
Other	56	16
Gross deferred tax assets	6,707	6,243
Deferred tax liabilities:
Depreciation	(145)	(57)
FHLB restructure fees	(67)	(85)
Net unrealized holding gain on securities	(1,582)	(1,045)
Gross deferred tax liabilities	(1,794)	(1,187)
Net deferred tax asset	$4,913	$5,056

At December 31, 2016, the Company had federal net operating loss carryovers of  $160,000. The carryovers were transferred to the Company upon the merger with Amesbury Cooperative Bank during the year ended December 31, 2001. The losses will expire in 2020 and are subject to certain annual limitations which amount to $42,000 per year.
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2016 and 2015.

Notes to Consolidated Financial Statements

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2016 and 2015, there was no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through December 31, 2015.
Note 9 — Employee Benefits & Share-Based Compensation Plans
401(k) Plan
The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. However, participants in the 401(k) plan must complete one year of service to be eligible for safe harbor contributions and employer discretionary contributions. A Safe Harbor Plan was adopted by the Company effective January 1, 2007. Under the Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The expense recognized under the 401(k) plan was $401,000 and $336,000 for the years ended December 31, 2016 and 2015, respectively.
Supplemental Executive Retirement Plans
The Company has Supplemental Executive Retirement Agreements with certain executive officers. These agreements are designed to supplement the benefits available through the Company’s retirement plan. The liability for the retirement benefits amounted to $4.4 million and $3.5 million at December 31, 2016 and 2015, respectively, and is included in other liabilities. The expense recognized for these benefits was $947,000 and $895,000 for the years ended December 31, 2016 and 2015, respectively.
Employee Stock Ownership Plan
The Bank maintains the ESOP to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year through 2029 is 23,810.
The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 357,152 shares of the Company’s stock at a price of  $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company stock is payable annually over 15 years at a rate per annum equal to the prime rate (3.75% at December 31, 2016). Loan payments are principally funded by cash contributions from the Company.
Shares held by the ESOP include the following:
	December 31, 2016	December 31, 2015
Allocated	23,810	—
Committed to be allocated	23,810	23,810
Unallocated	309,532	333,342
Total	357,152	357,152

Shared-Based Compensation Plan
Under the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 446,440. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten

Notes to Consolidated Financial Statements

years. The total number of shares reserved for restricted stock or restricted units is 178,575. The value of restricted stock grants is based on the grant date fair value of the related stock. Options and awards vest ratably over five years. The fair value of shares awarded is based on the market price at the date of grant. Stock option awards granted to date under the Equity Plan expire ten years after issue date.
Expense related to options and restricted stock granted to directors is recognized as directors’ fees within non-interest expense.
Stock Options
The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:
•
Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•
Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•
The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The fair value of options granted in 2016 is based on the following assumptions:
Date of Grant	November 17, 2016
Options granted	384,268
Vesting period (years)	5
Expiration date	November 17, 2026
Expected volatility	20.80%
Expected life (years)	7.5
Expected dividend yield	0.00%
Risk free interest rate	2.12%
Fair value per option	$5.03
A summary of the status of the Company’s stock option grants for the year ended December 31, 2016, is presented in the table below:
	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2016	—	$—	—	$—
Granted	384,268	17.40	9.88	192,134
Balance at December 31, 2016	384,268	$17.40	9.88	$192,134
Outstanding and expected to vest at December 31, 2016	384,268	$17.40	9.88	$192,134
Exercisable at December 31, 2016	—	—	—	—
Unrecognized compensation cost	$1,884,000
Weighted average remaining recognition period (years)	4.88
Total expense for the stock options was $47,000 for the year ended December 31, 2016. There was no stock-based compensation expense for the year ended December 31, 2015.

Notes to Consolidated Financial Statements

Restricted Stock
Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market prices at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.
The following table presents the activity in restricted stock awards under the Equity Plan for the year ended December 31, 2016:
	Outstanding Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at January 1, 2016	—	$—
Granted	153,726	17.40
Restricted stock awards at Decemer 31, 2016	153,726	$17.40
Unrecognized compensation cost	$2,609,000
Weighted average remaining recognition period (years)	4.88
Total expense for the restricted stock awards was $66,000 for the year ended December 31, 2016. There was no stock-based compensation expense for the year ended December 31, 2015.
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
The liability for the plan amounted to $1.4 million and $1.3 million at December 31, 2016 and 2015, respectively, and is included in other liabilities. Expenses relating to the plan amounted to $485,000 and $480,000 for the years ended December 31, 2016 and 2015, respectively.
Note 10 — Earnings Per Share
Earnings per share consisted of the following components for the year ended December 31, 2016. The Company was not publicly traded for all of 2015 and, as a result, earnings per share is not presented for 2015.
(Dollars in thousands)	Year Ended December 31, 2016
Net Income attributable to common shareholders	$6,339
Average number of common shares outstanding	9,498,722
Less: unallocated ESOP shares	(322,338)
Average number of common shares outstanding to calculate basic earnings per common share	9,176,384
Effect of dilutive unvested restricted stock and stock option awards	—
Average number of common shares outstanding to calculate diluted earnings per common share	9,176,384

For the year ended December 31, 2016, 537,994 of stock grants were anti-dilutive and therefore excluded from the earnings per share calculation. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented.

Notes to Consolidated Financial Statements

Note 11 — Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer will limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.
The new regulations implemented changes to what is included in regulatory capital. Certain instruments no longer constitute qualifying capital, subject to phase-out periods. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 must be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on the Bank’s regulatory capital ratios.
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
As of December 31, 2016 and 2015, the Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action.

Notes to Consolidated Financial Statements

The Bank’s actual capital amounts and ratios at December 31, 2016 and 2015 are summarized as follows:
	Actual Capital		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2016
Total Capital (to Risk Weighted Assets)	$107,731	15.88%	$54,272	≥	8.0%	$67,840	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	97,750	14.41	40,704	≥	6.0	54,272	≥	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,750	14.41	30,528	≥	4.5	44,096	≥	6.5
Tier 1 Capital (to Average Assets)	97,750	12.59	31,058	≥	4.0	38,822	≥	5.0
December 31, 2015
Total Capital (to Risk Weighted Assets)	$104,032	17.06%	$48,780	≥	8.0%	$60,975	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	95,370	15.64	36,585	≥	6.0	48,780	≥	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	95,370	15.64	27,439	≥	4.5	39,634	≥	6.5
Tier 1 Capital (to Average Assets)	95,370	13.42	28,435	≥	4.0	35,544	≥	5.0
Note 12 — Commitments and Contingent Liabilities
At December 31, 2016, the Company was obligated under non-cancelable operating leases for bank premises and equipment.
The total minimum rental due in future periods under these existing agreements is as follows at December 31, 2016:
(In thousands)
2017	$302
2018	302
2019	293
2020	245
2021	252
Years thereafter	2,110
Total minimum lease payments	$3,504

The total rental expense amounted to $322,000 and $279,000 for the years ended December 31, 2016 and 2015, respectively.
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2016 and 2015, the maximum potential amount of the Company’s obligation was $5.2 million and $5.5 million, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.
Notional amounts of financial instrument with off-balance sheet credit risk are as follows at December 31, 2016 and 2015:
(In thousands)	2016	2015
Commitments to originate loans	$25,363	$15,592
Letters of credit	5,164	5,474
Unadvanced portions of loans	202,032	191,598
	$232,559	$212,664

Note 14 — Significant Group Concentrations of Credit Risk
Most of the Company’s business activity is with customers located within Massachusetts and New Hampshire. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in Massachusetts and New Hampshire.
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

•
Level 2 — Observable inputs other than level 1 prices, such as quoted prices for similar assets; quoted prices in markets that are not active; or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Notes to Consolidated Financial Statements

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
The Company classified its investments in marketable equity securities as Level 1 securities.
The following summarizes financial instruments measured at fair value on a recurring basis at December 31, 2016 and 2015:
	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2016
State and municipal	$50,580	$—	$50,580	$—
Corporate debt	1,031	—	1,031	—
Asset-backed securities	8,678	—	8,678	—
Mortgage-backed securities	41,914	—	41,914	—
Trust preferred securities	968	—	—	968
Marketable equity securities	14,696	14,696	—	—
Totals	$117,867	$14,696	$102,203	$968
December 31, 2015
U.S. Government and federal agency	$2,033	$—	$2,033	$—
State and municipal	3,682	—	3,682	—
Corporate debt	1,071	—	1,071	—
Asset-backed securities	9,624	—	9,624	—
Government mortgage-backed securities	52,812	—	52,812	—
Trust preferred securities	1,116	—	—	1,116
Marketable equity securities	10,646	10,646	—	—
Totals	$80,984	$10,646	$69,222	$1,116

Notes to Consolidated Financial Statements

The Company did not have any transfers of financial instruments measured at fair value on a recurring basis between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2016 and 2015.
The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2016 and 2015:
(In thousands)	Available for Sale Securities
Balance beginning January 1, 2015	$1,122
Total gains or (losses) (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	128
Paydowns	(134)
Ending balance, December 31, 2015	$1,116
Balance beginning January 1, 2016	$1,116
Total gains or (losses) (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(148)
Paydowns	—
Ending balance, December 31, 2016	$968

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
The following summarizes financial instruments measured at fair value on a nonrecurring basis at December 31, 2016 and 2015:
	Fair Value Measurements at Reporting Date Using:
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2016
Impaired loans	$815	$—	$—	$815
December 31, 2015
Impaired loans	$606	$—	$—	$606
The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2016 and 2015:
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2016
Impaired loans	$815	Real estate appraisals	Discount for dated appraisals	6 – 10%
December 31, 2015
Impaired loans	$606	Real estate appraisals	Discount for dated appraisals	6 – 10%

Notes to Consolidated Financial Statements

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
The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2016 and 2015:
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
December 31, 2016
Financial assets:
Cash and cash equivalents	$10,705	$10,705	$—	$—	$10,705
Available-for-sale securities	117,867	14,696	102,203	968	117,867
Federal Home Loan Bank of Boston stock	2,787	2,787	—	—	2,787
Loans, net	624,425	—	—	632,278	632,278
Accrued interest receivable	2,320	—	2,320	—	2,320
Financial liabilities:
Deposits	627,982	—	—	628,060	628,060
Federal Home Loan Bank advances	49,858	—	49,901	—	49,901
December 31, 2015
Financial assets:
Cash and cash equivalents	$20,464	$20,464	$—	$—	$20,464
Available-for-sale securities	80,984	10,646	69,222	1,116	80,984
Held-to-maturity securities	44,623	—	46,474	—	46,474
Federal Home Loan Bank of Boston stock	3,310	3,310	—	—	3,310
Loans, net	554,929	—	—	561,937	561,937
Accrued interest receivable	2,251	—	2,251	—	2,251
Financial liabilities:
Deposits	577,235	—	—	577,316	577,316
Federal Home Loan Bank advances	57,423	—	57,774	—	57,774
The carrying amounts of financial instruments shown above are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.
Note 17 — Small Business Lending Fund
On September 13, 2011, as part of the Small Business Lending Fund Program (“SBLF”) of the U. S. Treasury (“Treasury”), the Company issued and sold to the Treasury 17,145 shares of the Company’s Non-Cumulative Perpetual Preferred Stock, Series A, no par value, having liquidation preference of  $1,000 per preferred share (the “Series A Preferred Stock”).
The initial rate payable on SBLF capital is, at most, five percent, and the rate falls to one percent if a bank’s small business lending increases by ten percent or more. Banks that increase their lending by less than ten percent pay rates between two percent and four percent. If a bank’s lending does not increase in the first two years, however, the rate increases to seven percent, and after 4.5 years total, the rate for all banks increases to nine percent (if the bank has not already repaid the SBLF funding). The dividend will be

Notes to Consolidated Financial Statements

paid only when declared by the Company’s Board of Directors. The Series A Preferred Stock has no maturity date and ranks senior to Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Company’s dividend rate on SBLF capital at December 31, 2015 was 1.0%. SBLF dividends paid for the year ended December 31, 2015 amounted to $167,000.
On December 21, 2015, the Company redeemed the 17,145 shares of Series A Preferred Stock issued to the Treasury under the SBLF preferred stock program with a payment to the Treasury of  $17.1 million plus accrued dividends.
Note 18 — Reclassification
Certain amounts in the prior year have been reclassified to be consistent with the current year’s consolidated financial statement presentation, and had no effect on the net income reported in the consolidated income statement.
Note 19 — Condensed Financial Statements of Parent Only
Financial information pertaining only to Provident Bancorp, Inc. is as follows:
Provident Bancorp, Inc. — Parent Only Balance Sheet
(In thousands)	2016	2015
Assets
Cash and due from banks	$5,659	$961
Investment in common stock of The Provident Bank	100,426	97,128
Other assets	3,138	3,338
Total assets	$109,223	$101,427
Liabilities and Shareholders’ Equity
Accrued expenses	$73	$21
Shareholders’ equity	109,150	101,406
Total liabilities and shareholders’ equity	$109,223	$101,427

Provident Bancorp, Inc. — Parent Only Income Statement
	Year Ended December 31,
(In thousands)	2016	2015
Total income	$4,549	$54
Operating expenses	95	9
Income before income taxes and equity in undistributed net income of The Provident Bank	4,454	45
Applicable income tax provision	8	—
Income before equity in income of subsidiaries	4,446	—
Equity in undistributed net income of The Provident Bank	1,893	3,778
Net income	$6,339	$3,823

Notes to Consolidated Financial Statements

Provident Bancorp, Inc. — Parent Only Statement of Cash Flows
	Twelve Months Ended December 31,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$6,339	$3,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(1,893)	(3,778)
Contribution of stock to charitable foundation	—	1,900
Decrease (increase) in other assets	200	(3,338)
Increase (decrease) in other liabilities	52	(22)
Net cash provided by (used in) operating activities	4,698	(1,415)
Cash flows from investing activities:
Investment in The Provident Bank	—	(18,078)
Net cash used in investing activities	—	(18,078)
Cash flows from financing activities:
Proceeds from sale of common stock, net	—	37,625
Redemption of SBLF preferred stock	—	(17,145)
Preferred stock dividends	—	(167)
Net cash provided by (used) in financing activities	—	20,313
Net increase in cash and cash equivalents	4,698	820
Cash and cash equivalents at beginning of year	961	141
Cash and cash equivalents at end of year	$5,659	$961

Note 20 — Selected Quarterly Financial Data (unaudited)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Interest and dividend income	$6,980	$6,074	$7,026	$6,252	$7,426	$6,448	$7,462	$6,678
Interest expense	697	547	681	550	713	567	694	510
Net interest and dividend income	6,283	5,527	6,345	5,702	6,713	5,881	6,768	6,168
Provision for loan losses	111	278	210	193	163	174	219	160
Gain on sale of securities, net	20	81	17	21	438	215	215	—
Other income	915	743	950	838	925	945	955	963
Total noninterest income	935	824	967	859	1,363	1,160	1,170	963
Total noninterest expense	4,924	4,667	5,080	4,680	5,212	6,871	5,261	4,875
Income tax expense (benefit)	696	393	659	459	940	(134)	730	645
Net income	$1,487	$1,013	$1,363	$1,229	$1,761	$130	$1,728	$1,451
Income (loss) per share:
Basic	$0.16	N/A	$0.15	N/A	$0.19	N/A	$0.19	N/A
Diluted	$0.16	N/A	$0.15	N/A	$0.19	N/A	$0.19	N/A
Weighted Average Shares:
Basic	9,167,364	N/A	9,173,317	N/A	9,179,269	N/A	9,185,285	N/A
Diluted	9,167,364	N/A	9,173,317	N/A	9,179,269	N/A	9,185,285	N/A