Form 10-K/A
period 2016-12-31
Provident Bancorp, Inc.
filed 2017-03-28
CIK 1635840

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

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of the Stockholders are incorporated by reference in Part III.

Explanatory Note

Provident Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 16, 2017. The Company is re-filing Item 7 of Part II of the Form 10-K to correct the percentage changes for economic value of equity in Management of Market Risk, and is correcting the cover page to indicate the incorporation by reference of items from the Company’s Proxy Statement for its 2017 Annual Meeting of Stockholders.

1

PART II

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

Our provision for loan losses was $703,000 for the year ended December 31, 2016 compared to $805,000 for the year ended December 31, 2015. Decreases within our provisions year over year are primarily a result of our improvements in asset quality. For further information related to changes in the provision and allowance for loan losses, refer to “—Asset Quality—Allowance for Loan Losses.”

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

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
Residential (1)	$76,850	12.13%	$92,392	16.40%	$104,568	20.84%	$111,244	24.93%	$109,725	28.69%
Commercial (2)	336,102	53.07	285,356	50.67	249,691	49.76	223,642	50.12	189,031	49.42
Construction and land development	48,161	7.60	71,535	12.70	47,079	9.38	20,588	4.61	12,520	3.27
Commercial	166,157	26.23	112,073	19.90	97,589	19.45	87,405	19.59	67,528	17.66
Consumer	6,172	0.97	1,855	0.33	2,863	0.57	3,329	0.75	3,666	0.96
Total loans	633,442	100.00%	563,211	100.00%	501,790	100.00%	446,208	100.00%	382,470	100.00%
Deferred loan fees, net	(427)		(377)		(383)		(419)		(339)
Allowance for loan losses	(8,590)		(7,905)		(7,224)		(6,077)		(5,013)
Loans, net	$624,425		$554,929		$494,183		$439,712		$377,118

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

	Residential	Commercial	Construction and			Total
	Real Estate	Real Estate	Land Development	Commercial	Consumer	Loans
			(In thousands)
Amounts due in:
One year or less	$22	$16,696	$8,438	$29,987	$5,299	$60,442
More than one year to five years	3,799	34,652	10,429	69,814	873	119,567
More than five years through ten years	13,830	29,917	64	50,536	-	94,347
More than ten years	59,199	254,837	29,230	15,820	-	359,086
Total	$76,850	$336,102	$48,161	$166,157	$6,172	$633,442

The following table sets forth our fixed and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

		Floating or
	Fixed	Adjustable
	Rates	Rates	Total
		(In thousands)
Real estate:
Residential	$51,510	$25,318	$76,828
Commercial	7,218	312,188	319,406
Construction and land development	5,604	34,119	39,723
Commercial	57,580	78,590	136,170
Consumer	873	-	873
Total loans	$122,785	$450,215	$573,000

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

Delinquent Loans. The following tables set forth our loan delinquencies by type and amount at the dates indicated.

	At December 31,
	2016			2015			2014
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more	Days	Days	or more
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Real Estate:
Residential	$-	$-	$-	$130	$173	$365	$-	$404	$423
Commercial	-	-	346	-	-	-	110	132	363
Construction and land development	-	-	-	-	-	-	-	-	-
Commercial	29	-	-	-	-	-	149	108	350
Consumer	-	-	-	1	1	-	9	-	-
Total	$29	$-	$346	$131	$174	$365	$268	$644	$1,136

	At December 31,
	2013			2012
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or more	Days	Days	or more
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Real Estate:
Residential	$427	$345	$937	$1,112	$-	$112
Commercial	366	141	464	425	-	150
Construction and land development	50	-	-	-	-	-
Commercial	238	24	31	1,081	118	50
Consumer	4	-	-	11	-	-
Total	$1,085	$510	$1,432	$2,629	$118	$312

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

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
Real estate:
Residential	$303	$1,031	$1,564	$1,608	$1,348
Commercial	346	106	3,002	1,049	920
Construction and land development	-	-	-	185	206
Commercial	933	1,147	516	474	317
Consumer	-	-	-	2	-
Total non-accrual loans	1,582	2,284	5,082	3,318	2,791

Accruing loans past due 90 days or more	-	-	-	-	-

Real estate owned	-	-	-	-	-
Total non-performing assets	1,582	2,284	5,082	3,318	2,791

Total loans (1)	$633,015	$562,834	$501,407	$445,789	$382,131
Total assets	$795,543	$743,397	$658,606	$624,659	$576,460

Total nonperforming loans to total loans (1)	0.25%	0.41%	1.01%	0.74%	0.73%
Total nonperforming assets to total assets	0.20%	0.31%	0.77%	0.53%	0.48%

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

The following table sets forth the accruing and non-accruing status of troubled debt restructurings at the dates indicated.

	At December 31,
	2016		2015		2014		2013		2012
	Non-		Non-		Non-		Non-		Non-
	Accruing	Accruing	Accruing	Accruing	Accruing	Accruing	Accruing	Accruing	Accruing	Accruing
	(In thousands)
Troubled Debt Restructurings:
Real estate:
Residential	$-	$422	$-	$436	$-	$221	$185	$227	$206	$363
Commercial	346	1,610	106	3,167	1,490	1,385	729	1,438	768	1,495
Construction and land development	-	-	-	-	-	-	-	-	-	-
Commercial	919	727	1,147	565	202	196	266	139	38	154
Consumer	-	-	-	-	-	-	-	-	-	-
Total	$1,265	$2,759	$1,253	$4,168	$1,692	$1,802	$1,180	$1,804	$1,012	$2,012

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Allowance at beginning of year	$7,905	$7,224	$6,077	$5,013	$4,507
Provision for loan losses	703	805	1,452	1,175	681
Charge offs:
Real estate:
Residential	-	-	30	50	65
Commercial	-	-	243	148	245
Construction and land development	-	-	-	-	-
Commercial	-	96	-	19	16
Consumer	44	65	91	85	76
Total charge-offs	44	161	364	302	402

Recoveries:
Real estate:
Residential	12	6	24	37	16
Commercial	-	-	24	55	12
Construction and land development	-	-	-	-	-
Commercial	1	20	5	5	11
Consumer	13	11	6	1	48
Total recoveries	26	37	59	98	87

Net charge-offs	18	124	305	204	315

Allowance at end of year	$8,590	$7,905	$7,224	$5,984	$4,873

Non-performing loans at end of year	$1,582	$2,284	$5,082	$3,318	$2,791
Total loans outstanding at end of year (1)	$633,015	$562,834	$501,407	$445,789	$382,131
Average loans outstanding during the year (1)	$583,156	$516,405	$471,650	$419,084	$360,543

Allowance to non-performing loans	542.98%	346.10%	142.15%	180.35%	174.60%
Allowance to total loans outstanding at end of the year	1.36%	1.40%	1.44%	1.34%	1.28%
Net chargeoffs to average loans outstanding during the year	0.00%	0.02%	0.06%	0.05%	0.09%

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

	At December 31,
	2016		2015		2014
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	for Loan	in Category	for Loan	in Category	for Loan	in Category
	Losses	to Total Loans	Losses	to Total Loans	Losses	to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$328	12.13%	$412	16.40%	$560	20.84%
Commercial	4,503	53.07	3,827	50.67	3,500	49.76
Construction and land development	882	7.60	1,236	12.70	872	9.38
Commercial	2,513	26.23	2,138	19.90	1,751	19.45
Consumer	279	0.97	119	0.33	184	0.57
Total allocated allowance for loan losses	8,505	100.00%	7,732	100.00%	6,867	100.00%
Unallocated	85		173		357
Total	$8,590		$7,905		$7,224

	At December 31,
	2013		2012
	Allowance	% of Loans	Allowance	% of Loans
	for Loan	in Category	for Loan	in Category
	Losses	to Total Loans	Losses	to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$725	24.93%	$1,038	28.69%
Commercial	3,207	50.12	2,499	49.42
Construction and land development	363	4.61	192	3.27
Commercial	1,331	19.59	795	17.66
Consumer	206	0.75	155	0.96
Total allocated allowance for loan losses	5,832	100.00%	4,679	100.00%
Unallocated	245		334
Total	$6,077		$5,013

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

	At December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available-for-sale:
U.S. Government and federal agency	$-	$-	$1,996	$2,033	$1,991	$2,084
State and municipal	49,367	50,580	3,373	3,682	3,479	3,901
Corporate debt	1,000	1,031	1,000	1,071	1,000	1,114
Asset-backed securities	8,747	8,678	9,656	9,624	2,733	2,645
Government mortgage-backed securities	41,818	41,914	52,515	52,812	54,063	54,853
Trust preferred securities	1,368	968	1,368	1,116	1,502	1,122
Marketable equity securities	11,363	14,696	8,341	10,646	7,349	10,313
Total	$113,663	$117,867	$78,249	$80,984	$72,117	$76,032

The following table sets forth the amortized cost and estimated fair value of our held-to-maturity securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities held-to-maturity
State and municipal	$-	$-	$44,623	$46,474	$45,559	$47,435
Total	$-	$-	$44,623	$46,474	$45,559	$47,435

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

			More than		More than		More than
	One Year or Less		One Year to Five Years		Five Years to Ten Years		Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
State and municipal	$782	1.43%	$2,280	2.89%	$7,637	3.11%	$38,668	3.33%	$49,367	$50,580	3.25%
Corporate debt	1,000	6.38%	-	-%	-	-%	-	-%	1,000	1,031	6.38%
Asset-backed securities	80	1.73%	583	1.90%	1,284	1.97%	6,800	2.73%	8,747	8,678	2.55%
Government mortgage-	-	-%	3,592	1.50%	2,524	2.41%	35,702	2.15%	41,818	41,914	2.11%
backed securities
Trust Preferred Securities	-	-%	-	-%	-	-%	1,368	3.47%	1,368	968	3.47%
Total	$1,862	4.10%	$6,455	2.02%	$11,445	2.83%	$82,538	2.77%	$102,300	$103,171	2.76%

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

The following tables set forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest bearing	$158,075	25.17%	$153,093	26.52%	$128,157	23.88%
Negotiable order of withdrawal (NOW)	122,698	19.54%	85,369	14.79%	83,521	15.56%
Savings accounts	111,016	17.68%	106,208	18.40%	90,389	16.84%
Money market deposit accounts	145,321	23.14%	108,377	18.78%	110,468	20.58%
Certificates of deposit	90,872	14.47%	124,188	21.51%	124,149	23.13%
Total	$627,982	100.00%	$577,235	100.00%	$536,684	100.00%

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

At
December 31, 2016
(In thousands)
Maturity Period
Three months or less	$6,338
Over three through six months	3,190
Over six through twelve months	5,565
Over twelve months	5,134
Total	$20,227

Borrowings

Our borrowings at December 31, 2016 consisted of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance outstanding at end of year	$49,858	$57,423	$39,237
Weighted average interest rate at end of year	1.36%	1.07%	1.43%
Maximum amount of borrowings outstanding at any month end during the year	$50,025	$57,637	$55,988
Average balance outstanding during the year	$36,672	$31,246	$42,360
Weighted average interest rate during the year	1.70%	1.74%	1.34%

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

	For the Year Ended December 31,
	2016				2015			2014
		Interest			Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$583,156	$25,549	4.38%	$516,405	$22,124	4.28%	$471,650	$19,884	4.22%
Interest-earning deposits	7,992	33	0.41%	14,526	38	0.26%	1,628	6	0.37%
Investment securities	120,897	3,222	2.67%	116,618	3,215	2.76%	128,509	3,302	2.57%
Federal Home Loan Bank Stock	2,599	90	3.46%	3,260	75	2.30%	4,541	74	1.63%
Total interest-earning assets	714,644	28,894	4.04%	650,809	25,452	3.91%	606,328	23,266	3.84%
Non-interest earning assets	39,845			34,552			33,134
Total assets	$754,489			$685,361			$639,462

Interest-bearing liabilities:
Savings accounts	$110,528	190	0.17%	$95,203	140	0.15%	$87,243	131	0.15%
Money Market Accounts	115,857	334	0.29%	111,412	296	0.27%	111,217	284	0.26%
Now Accounts	112,003	661	0.59%	80,164	127	0.16%	74,464	118	0.16%
Certificates of deposit	109,175	978	0.90%	120,668	1,067	0.88%	124,890	1,191	0.95%
Total interest-bearing deposits	447,563	2,163	0.48%	407,447	1,630	0.40%	397,814	1,724	0.43%
Federal Home Loan Bank advances	36,672	622	1.70%	31,246	544	1.74%	42,360	567	1.34%
Total interest-bearing liabilities	484,235	2,785	0.58%	438,693	2,174	0.50%	440,174	2,291	0.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	156,379			141,853			119,436
Other noninterest-bearing liabilities	7,813			10,824			5,608
Total liabilities	648,427			591,370			565,218
Total equity	106,062			93,991			74,244
Total liabilities and equity	$754,489			$685,361			$639,462

Net interest income		$26,109			$23,278			$20,975
Interest rate spread (1)			3.46%			3.41%			3.32%
Net interest-earning assets (2)	$230,409			$212,116			$166,154
Net interest margin (3)			3.65%			3.58%			3.46%
Average interest-earning assets to interest-bearing liabilities	147.58%			148.35%			137.75%

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

	Year Ended December 31, 2016 vs. 2015			Year Ended December 31, 2015 vs. 2014

	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
			Increase			Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)

Interest-earning assets:
Loans	$510	$2,915	$3,425	$327	$1,913	$2,240
Interest-earning deposits	16	(21)	(5)	-	32	32
Investment securities	(109)	116	7	231	(318)	(87)
Federal Home Loan Bank Stock	32	(17)	15	26	(25)	1
Total interest-earning assets	449	2,993	3,442	584	1,602	2,186
Interest-bearing liabilities:
Savings accounts	26	24	50	(3)	11	9
Money market accounts	26	12	38	12	-	12
Now accounts	466	68	534	-	9	9
Certificates of deposit	14	(103)	(89)	(85)	(39)	(124)
Total interest-bearing deposits	532	1	533	(76)	(19)	(94)
Federal Home Loan Bank advances	(14)	92	78	147	(170)	(23)
Total interest-bearing liabilities	518	93	611	71	(189)	(117)
Change in net interest and dividend income	$(69)	$2,900	$2,831	$512	$1,791	$2,303

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

Provision for Loan Losses. Our provision for loan losses was $703,000 for the year ended December 31, 2016 compared to $805,000 for the year ended December 31, 2015. The provisions recorded resulted in an allowance for loan losses of $8.6 million, or 1.36% of total loans and 543.0% of non-performing loans at December 31, 2016, compared to $7.9 million, or 1.40% of total loans and 346.1% of non-performing loans at December 31, 2015. The increase in the allowance for loan losses resulted primarily from an increase in our loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases. For further information related to changes in the provision and allowance for loan losses, refer to “—Asset Quality—Allowance for Loan Losses.”

Noninterest Income. Noninterest income information is as follows.

	Years Ended
	December 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)

Customer service fees on deposit accounts	$1,274	$1,222	$52	4.3%
Service charges and fees - other	1,777	1,754	23	1.3%
Gain on sales, calls and donated securities, net	690	317	373	117.7%
Other income	694	513	181	35.3%
Total noninterest income	$4,435	$3,806	$629	16.5%

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

Noninterest Expense. Noninterest expense information is as follows.

	Years Ended
	December 31,		Change
	2016	2015	Amount	Percent
(Dollars in thousands)

Salaries and employee benefits	$12,857	$11,797	$1,060	8.99%
Occupancy expense	1,548	1,535	13	0.85%
Equipment expense	631	528	103	19.51%
FDIC assessment	323	378	(55)	(14.55)%
Data processing	662	568	94	16.55%
Marketing expense	249	127	122	96.06%
Professional fees	1,088	942	146	15.50%
Charitable Foundation expense	-	2,150	(2,150)	100.00%
Other	3,119	3,068	51	1.66%
Total noninterest expense	$20,477	$21,093	$(616)	(2.92)%

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

	At December 31,
	2016		2015
Changes in	Estimated		Estimated
Interest Rates	12-Months Net		12-Months Net
(Basis Points)	Interest Income	Change	Interest Income	Change
	(Dollars in thousands)
200	$30,866	0.71%	$26,747	2.15%
0	$30,650	-	$26,184	-
-100	$30,190	(1.50)%	$25,855	(1.26)%

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

	At December 31,
	2016		2015
Changes in	Economic		Economic
Interest Rates	Value of		Value of
(Basis Points)	Equity	Change	Equity	Change
	(Dollars in thousands)
400	$120,313	0.90%	$105,804	(5.70)%
300	$120,763	1.30%	$107,899	(3.90)%
200	$120,793	1.30%	$109,704	(2.30)%
100	$120,931	1.40%	$111,893	(0.30)%
0	$119,252	-	$112,248	-
-100	$108,715	(8.80)%	$105,875	(5.70)%

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

		Payments Due by period
			More Than	More than Three	More
		One Year	One Year to	Years to	Than Five
Contractual Obligations	Total	or Less	Three Years	Five Years	Years
	(In thousands)
Long-term debt obligations	$49,858	$35,000	$5,000	$6,358	$3,500
Operating lease obligations	3,504	302	595	497	2,110
Total	$53,362	$35,302	$5,595	$6,855	$5,610

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

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Proposal 1—Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

A copy of the Code of Ethics is available to shareholders on the “Corporate Governance” portion of the Investor Relations’ section on the Company’s website at www.theproividentbank.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance—Committees of the Board of Directors—Compensation Committee” is incorporated herein by reference.

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

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

Provident Bancorp, Inc.

Date: March 28, 2017	By:	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

