Form 10-K/A
period 2016-12-31
Provident Bancorp, Inc.
filed 2017-04-05
CIK 1635840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
AMENDMENT NO. 2
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

Explanatory Note
Provident Bancorp, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2016, as initially filed with the Securities and Exchange Commission on March 16, 2017. The Company is re-filing Item 8 of Part II of the Form 10-K to include the signature for the Report of Independent Registered Public Accounting Firm.

INDEX
Part II
Item 8. Financial Statements and Supplementary Data	3
Part IV
Item 15. Exhibits and Financial Statement Schedules	3
2

PART II
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.
PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2016, filed on April 5, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements
3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Provident Bancorp, Inc.
Date: April 5, 2017	By:	/s/ David P. Mansfield
David P. Mansfield President and Chief Executive Officer
4

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