Form 10-Q
period 2017-03-31
Provident Bancorp, Inc.
filed 2017-05-12
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(978) 834-8555

(Registrant’s telephone number)

N/A

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)			☐
		Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 08, 2017, there were 9,640,988 shares of the Registrant’s common stock, no par value per share, issued and outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
(Dollars in thousands)	2017	2016
	(unaudited)
Assets
Cash and due from banks	$8,416	$7,939
Interest-bearing demand deposits with other banks	2,276	2,637
Money market mutual funds	655	129
Cash and cash equivalents	11,347	10,705
Investments in available-for-sale securities (at fair value)	123,832	117,867
Federal Home Loan Bank stock, at cost	3,894	2,787
Loans, net	650,874	624,425
Bank owned life insurance	19,544	19,395
Premises and equipment, net	14,461	11,587
Accrued interest receivable	2,333	2,320
Deferred tax asset, net	4,816	4,913
Other assets	1,840	1,544
Total assets	$832,941	$795,543

Liabilities and Equity
Deposits:
Noninterest-bearing	$162,126	$158,075
Interest-bearing	518,471	469,907
Total deposits	680,597	627,982
Federal Home Loan Bank advances	32,870	49,858
Other liabilities	8,239	8,554
Total liabilities	721,706	686,394
Shareholders' equity:
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,652,448 and 9,640,988 shares issued and outstanding at March 31, 2017 and 9,652,448 issued and outstanding at December 31, 2016	-	-
Additional paid-in capital	43,679	43,393
Treasury stock: 11,460 shares at March 31, 2017	(222)	-
Retained earnings	68,031	66,229
Accumulated other comprehensive income	2,783	2,622
Unearned compensation - ESOP	(3,036)	(3,095)
Total shareholders' equity	111,235	109,149
Total liabilities and shareholders' equity	$832,941	$795,543

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2017	2016
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$7,233	$6,091
Interest and dividends on securities	873	881
Interest on interest-bearing deposits	6	8
Total interest and dividend income	8,112	6,980
Interest expense:
Interest on deposits	570	555
Interest on Federal Home Loan Bank advances	211	142
Total interest expense	781	697
Net interest and dividend income	7,331	6,283
Provision for loan losses	563	111
Net interest and dividend income after provision for loan losses	6,768	6,172
Noninterest income:
Customer service fees on deposit accounts	338	305
Service charges and fees - other	502	418
Gain on sale of securities, net	482	20
Other income	180	192
Total noninterest income	1,502	935
Noninterest expense:
Salaries and employee benefits	3,676	3,122
Occupancy expense	471	365
Equipment expense	150	145
FDIC assessment	68	94
Data processing	190	163
Marketing expense	50	57
Professional fees	214	265
Other	802	713
Total noninterest expense	5,621	4,924
Income before income tax expense	2,649	2,183
Income tax expense	847	696
Net income	$1,802	$1,487

Income per share:
Basic	$0.20	0.16
Diluted	$0.20	0.16

Weighted Average Shares:
Basic	9,192,568	9,167,364
Diluted	9,192,568	9,167,364

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016

Net income	$1,802	$1,487
Other comprehensive income:
Change in net unrealized holding gains	740	843
Reclassification adjustment for realized gains in net income	(482)	(20)
Net change in unrealized gain	258	823
Income tax effect	(97)	(318)
Net of tax amount	161	505
Total comprehensive income	$1,963	$1,992

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	Income	ESOP	Stock	Total

Balance, December 31, 2016	9,652,448	$43,393	$66,229	$2,622	$(3,095)	$-	$109,149
Net income	-	-	1,802	-	-	-	1,802
Net change in other comprehensive income	-	-	-	161	-	-	161
Stock-based compensation expense	-	231	-	-	-	-	231
Treasury stock acquired	(11,460)	-	-	-	-	(222)	(222)
ESOP shares earned	-	55	-	-	59	-	114
Balance, March 31, 2017	9,640,988	$43,679	$68,031	$2,783	$(3,036)	$(222)	$111,235

Balance, December 31, 2015	9,498,722	$43,159	$59,890	$1,690	$(3,333)	$-	$101,406
Net income	-	-	1,487	-	-	-	1,487
Net change in other comprehensive income	-	-	-	505	-	-	505
ESOP shares earned	-	18	-	-	59	-	77
Balance, March 31, 2016	9,498,722	$43,177	$61,377	$2,195	$(3,274)	$-	$103,475

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$1,802	$1,487
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	192	201
ESOP expense	114	77
Gain on sale of securities, net	(482)	(20)
Change in deferred loan fees, net	71	23
Provision for loan losses	563	111
Depreciation and amortization	208	207
(Increase) decrease in accrued interest receivable	(13)	31
Increase in taxes payable	746	7
Share-based compensation expense	231	-
Increase in cash surrender value of life insurance	(149)	(166)
(Increase) decrease in other assets	(356)	154
Decrease in other liabilities	(1,001)	(40)
Net cash provided by operating activities	1,926	2,072

Cash flows from investing activities:
Purchases of available-for-sale securities	(11,318)	-
Proceeds from sales of available-for-sale securities	1,555	24
Proceeds from pay downs, maturities and calls of available-for-sale securities	4,346	2,480
Proceeds from pay downs, maturities and calls of held-to-maturity securities	-	220
(Purchase) redemption of Federal Home Loan Bank Stock	(1,107)	923
Loan originations and purchases, net of paydowns	(27,083)	(682)
Recoveries of loans previously charged off	-	14
Additions to premises and equipment	(3,082)	(682)
Net cash (used in) provided by investing activities	(36,689)	2,297

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	March 31,
(In thousands)	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	6,911	23,192
Net increase (decrease) in time deposits	45,704	(4,058)
Proceeeds from advances from Federal Home Loan Bank	7,000	-
Net change in Federal Home Loan Bank short-term advances	(23,988)	(27,988)
Purchase of treasury stock	(222)	-
Net cash provided by (used in) by financing activities	35,405	(8,854)

Net increase (decrease) in cash and cash equivalents	642	(4,485)
Cash and cash equivalents at beginning of period	10,705	20,464
Cash and cash equivalents at end of period	$11,347	$15,979

Supplemental disclosures:
Interest paid	$788	$687
Income taxes paid	100	82

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in the prior year have been reclassified to be consistent with the current year’s consolidated financial statement presentation, and had no effect on the net income reported in the consolidated income statement. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 16, 2017.

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

ASU 2016-09, Compensation Stock – Compensation (Topic 718): “Improvements to Employee Share Based Payment Accounting.” This ASU changes how companies account for certain aspects of share based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amendments in this update were effective for the Company on January 1, 2017. The adoption of this ASU did not have a material impact to the Company’s financial statements.

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The amendments in this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

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

ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash.” This ASU provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

(4)	Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at March 31, 2017 and December 31, 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

March 31, 2017
State and municipal	$57,953	$1,458	$125	$59,286
Corporate debt	1,000	20	-	1,020
Asset-backed securities	8,544	-	31	8,513
Government mortgage-backed securities	39,088	396	341	39,143
Trust preferred securities	1,361	-	379	982
Marketable equity securities	12,079	3,680	216	15,543
	120,025	5,554	1,092	124,487
Money market mutual funds included in cash and cash equivalents	(655)	-	-	(655)
Total available-for-sale securities	$119,370	$5,554	$1,092	$123,832

December 31, 2016
State and municipal	$49,367	$1,281	$68	$50,580
Corporate debt	1,000	31	-	1,031
Asset-backed securities	8,747	-	69	8,678
Government mortgage-backed securities	41,818	435	339	41,914
Trust preferred securities	1,368	-	400	968
Marketable equity securities	11,492	3,551	218	14,825
	113,792	5,298	1,094	117,996
Money market mutual funds included in cash and cash equivalents	(129)	-	-	(129)
Total available-for-sale securities	$113,663	$5,298	$1,094	$117,867

The scheduled maturities of debt securities were as follows at March 31, 2017:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value

Due within one year	$1,000	$1,020
Due after one year through five years	2,279	2,332
Due after five years through ten years	9,026	9,289
Due after ten years	48,009	48,647
Government mortgage-backed securities	39,088	39,143
Asset-backed securities	8,544	8,513
	$107,946	$108,944

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more, are as follows at March 31, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2017
Temporarily impaired securities:
State and municipal	$11,398	$121	$160	$4	$11,558	$125
Asset-backed securities	7,952	22	561	9	8,513	31
Government mortgage-backed securities	19,797	247	2,729	94	22,526	341
Trust preferred securities	26	5	943	374	969	379
Marketable equity securities	2,414	122	611	94	3,025	216
Total temporarily impaired securities	$41,587	$517	$5,004	$575	$46,591	$1,092

December 31, 2016
Temporarily impaired securities:
State and municipal	$6,413	$63	$160	$5	$6,573	$68
Asset-backed securities	8,104	60	574	9	8,678	69
Government mortgage-backed securities	20,868	247	2,770	92	23,638	339
Trust preferred securities	26	18	942	382	968	400
Marketable equity securities	1,942	104	768	114	2,710	218
Total temporarily impaired securities	$37,353	$492	$5,214	$602	$42,567	$1,094

Government mortgage-backed securities, state and municipal securities and asset-backed securities: Management believes that no individual unrealized loss at March 31, 2017 represents an other-than-temporarily impairment (OTTI) because the decline in fair value of these securities is primarily attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity.

Marketable equity securities: Management continuously monitors equity securities for impairment by reviewing the financial condition of the issuer, company-specific events, industry developments, and general economic conditions. Management reviews corporate financial reports, credit agency reports and other publicly available information. Based on these reviews, none of these securities are considered to be other-than-temporarily impaired.

Trust preferred securities: Management monitors its pooled-trust preferred securities for possible other-than-temporary impairment on a quarterly basis. This review includes an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary impairment cash flow testing. Critical assumptions that go into the other-than-temporary impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary impairment cash flow testing indicated no other-than-temporary impairment as of March 31, 2017.

(5)	Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
(In thousands)	2017		2016
	Amount	Percent	Amount	Percent
Commercial real estate	$337,727	51.13%	$336,102	53.07%
Commercial	182,395	27.61%	166,157	26.23%
Residential real estate	74,567	11.29%	76,850	12.13%
Construction and land development	57,036	8.64%	48,161	7.60%
Consumer	8,786	1.33%	6,172	0.97%
	660,511	100.00%	633,442	100.00%
Allowance for loan losses	(9,139)		(8,590)
Deferred loan fees, net	(498)		(427)
Net loans	$650,874		$624,425

The following table sets forth information regarding the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2016	$4,503	$2,513	$328	$882	$279	$85	$8,590
Charge-offs	(6)	-	-	-	(8)	-	(14)
Recoveries	-	-	-	-	-	-	-
Provision (benefit)	16	267	(8)	159	104	25	563
Balance at March 31, 2017	$4,513	$2,780	$320	$1,041	$375	$110	$9,139

Balance at December 31, 2015	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Charge-offs	-	-	-	-	(10)	-	(10)
Recoveries	-	1	13	-	-	-	14
Provision (benefit)	203	(55)	(41)	(52)	2	54	111
Balance at March 31, 2016	$4,030	$2,084	$384	$1,184	$111	$227	$8,020

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at March 31, 2017 and December 31, 2016:

				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Unallocated	Total

March 31, 2017
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$29	$-	$-	$-	$-	$29
Ending balance:
Collectively evaluated for impairment	4,513	2,751	320	1,041	375	110	9,110
Total allowance for loan losses ending balance	$4,513	$2,780	$320	$1,041	$375	$110	$9,139

Loans:
Ending balance:
Individually evaluated for impairment	$1,594	$1,845	$416	$-	$-	$-	$3,855
Ending balance:
Collectively evaluated for impairment	336,133	180,550	74,151	57,036	8,786	-	656,656
Total loans ending balance	$337,727	$182,395	$74,567	$57,036	$8,786	$-	$660,511

December 31, 2016
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$46	$-	$-	$-	$-	$46
Ending balance:
Collectively evaluated for impairment	4,503	2,467	328	882	279	85	8,544
Total allowance for loan losses ending balance	$4,503	$2,513	$328	$882	$279	$85	$8,590

Loans:
Ending balance:
Individually evaluated for impairment	$1,956	$1,660	$422	$-	$-	$-	$4,038
Ending balance:
Collectively evaluated for impairment	334,146	164,497	76,428	48,161	6,172	-	629,404
Total loans ending balance	$336,102	$166,157	$76,850	$48,161	$6,172	$-	$633,442

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at March 31, 2017 and December 31, 2016:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

March 31, 2017
Commercial real estate	$-	$-	$-	$-	$337,727	$337,727	$-	$-
Commercial	-	38	-	38	182,357	182,395	-	914
Residential real estate	232	207	83	522	74,045	74,567	-	465
Construction and land development	-	-	-	-	57,036	57,036	-	-
Consumer	-	-	-	-	8,786	8,786	-	-
Total	$232	$245	$83	$560	$659,951	$660,511	$-	$1,379

December 31, 2016
Commercial real estate	$-	$-	$346	$346	$335,756	$336,102	$-	$346
Commercial	29	-	-	29	166,128	166,157	-	933
Residential real estate	-	-	-	-	76,850	76,850		303
Construction and land development	-	-	-	-	48,161	48,161	-	-
Consumer	-	-	-	-	6,172	6,172	-	-
Total	$29	$-	$346	$375	$633,067	$633,442	$-	$1,582

Information about the Company’s impaired loans by portfolio segment was as follows at and for the period ended March 31, 2017 and at and for the year ended December 31, 2016:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

March 31, 2017
With no related allowance recorded:
Commercial real estate	$1,594	$1,594	$-	$1,602	$22
Commercial	1,000	1,000	-	899	16
Residential real estate	416	416	-	419	6
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	3,010	3,010	-	2,920	44

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	845	845	29	853	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	845	845	29	853	-

Total
Commercial real estate	1,594	1,594	-	1,602	22
Commercial	1,845	1,845	29	1,752	16
Residential real estate	416	416	-	419	6
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$3,855	$3,855	$29	$3,773	$44

December 31, 2016
With no related allowance recorded:
Commercial real estate	$1,956	$1,956	$-	$2,744	$188
Commercial	799	799	-	794	42
Residential real estate	422	422	-	429	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	3,177	3,177	-	3,967	250

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	861	861	46	886	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	861	861	46	886	-

Total
Commercial real estate	1,956	1,956	-	2,744	188
Commercial	1,660	1,660	46	1,680	42
Residential real estate	422	422	-	429	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$4,038	$4,038	$46	$4,853	$250

The following summarizes troubled debt restructurings entered into during the three months ended March 31, 2017:

		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment

March 31, 2017
Troubled debt restructurings:
Commercial	1	$249	$249
	1	$249	$249

In 2017, the Company approved one troubled debt restructure totaling $249,000, with no specific reserve required based on an analysis of the borrower’s repayment ability and/or collateral coverage. The term of this commercial loan was extended to a three-year term.

The following tables present the Company’s loans by risk rating and portfolio segment at March 31, 2017 and December 31, 2016:

				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Total

March 31, 2017
Grade:
Pass	$321,737	$173,868	$-	$57,036	$-	$552,641
Special mention	4,437	1,852	-	-	-	6,289
Substandard	11,553	6,675	713	-	-	18,941
Not formally rated	-	-	73,854	-	8,786	82,640
Total	$337,727	$182,395	$74,567	$57,036	$8,786	$660,511

December 31, 2016
Grade:
Pass	$319,712	$157,306	$-	$48,161	$-	$525,179
Special mention	4,471	1,668	-	-	-	6,139
Substandard	11,919	7,183	729	-	-	19,831
Not formally rated	-	-	76,121	-	6,172	82,293
Total	$336,102	$166,157	$76,850	$48,161	$6,172	$633,442

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

(6) Federal Home Loan Bank Advances

Borrowings from the Federal Home Loan Bank (the “FHLB”) are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and other qualified assets.

Maturities of advances from the FHLB ending after March 31, 2017 are summarized as follows:

(In thousands)
2017	$11,000
2018	12,000
2020	6,370
Thereafter	3,500
Total	$32,870

(7)	Fair Value Measurements

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

Fair Values of Financial Instruments Measured on a Recurring Basis

The Company’s investments in U.S. Government and federal agency, state and municipal, corporate debt, asset-backed and government mortgage-backed securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these investments, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

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

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2017
State and municipal	$59,286	$-	$59,286	$-
Corporate debt	1,020	-	1,020	-
Asset-backed securities	8,513	-	8,513	-
Mortgage-backed securities	39,143	-	39,143	-
Trust preferred securities	982	-	-	982
Marketable equity securities	14,888	14,888	-	-
Totals	$123,832	$14,888	$107,962	$982

December 31, 2016
State and municipal	$50,580	$-	$50,580	$-
Corporate debt	1,031	-	1,031	-
Asset-backed securities	8,678	-	8,678	-
Mortgage-backed securities	41,914	-	41,914	-
Trust preferred securities	968	-	-	968
Marketable equity securities	14,696	14,696	-	-
Totals	$117,867	$14,696	$102,203	$968

The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis for the three-month periods ended March 31, 2017 and 2016.

(In thousands)	Available-for- Sale Securities

Balance beginning January 1, 2017	$968
Total gains or (losses) (realized/unrealized)
Included in earnings	3
Included in other comprehensive income	21
Paydowns	(10)
Ending balance, March 31, 2017	$982

Balance beginning January 1, 2016	$1,116
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	(106)
Paydowns	-
Ending balance, March 31, 2016	$1,010

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

The following summarizes financial instruments measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2017
Impaired loans	$816	$-	$-	$816

December 31, 2016
Impaired loans	$815	$-	$-	$815

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2017
Impaired loans	$816	Real estate appraisals	Discount for dated appraisals	6-10%
December 31, 2016
Impaired loans	$815	Real estate appraisals	Discount for dated appraisals	6-10%

(8)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2017 and December 31, 2016:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2017
Financial assets:
Cash and cash equivalents	$11,347	$11,347	$-	$-	$11,347
Available-for-sale securities	123,832	14,888	107,962	982	123,832
Federal Home Loan Bank of Boston stock	3,894	3,894	-	-	3,894
Loans, net	650,874	-	-	658,595	658,595
Accrued interest receivable	2,333	-	2,333	-	2,333
Financial liabilities:
Deposits	680,597	-	-	680,728	680,728
Federal Home Loan Bank advances	32,870	-	32,881	-	32,881

December 31, 2016
Financial assets:
Cash and cash equivalents	$10,705	$10,705	$-	$-	$10,705
Available-for-sale securities	117,867	14,696	102,203	968	117,867
Federal Home Loan Bank of Boston stock	2,787	2,787	-	-	2,787
Loans, net	624,425	-	-	632,278	632,278
Accrued interest receivable	2,320	-	2,320	-	2,320
Financial liabilities:
Deposits	627,982	-	-	628,060	628,060
Federal Home Loan Bank advances	49,858	-	49,901	-	49,901

(9)	Regulatory Capital

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. Beginning January 1, 2016, failure to maintain the capital conservation buffer limits the ability of the Bank and the Company to pay dividends, repurchases shares or pay discretionary bonuses.

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

As of March 31, 2017 and December 31, 2016, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2017
Total Capital (to Risk Weighted Assets)	$110,318	15.6%	$56,683	>	8.0%	$70,853	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	99,893	14.1	42,512	>	6.0	56,683	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	99,893	14.1	31,884	>	4.5	46,055	>	6.5
Tier 1 Capital (to Average Assets)	99,893	12.2	32,825	>	4.0	41,031	>	5.0
December 31, 2016
Total Capital (to Risk Weighted Assets)	$107,731	15.9%	$54,272	>	8.0%	$67,840	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	97,750	14.4	40,704	>	6.0	54,272	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,750	14.4	30,528	>	4.5	44,096	>	6.5
Tier 1 Capital (to Average Assets)	97,750	12.6	31,058	>	4.0	38,822	>	5.0

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the stock offering except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks, and except to fund stock benefit plans. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In January 2017, the Company received a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 6.6% of its common stock. As of March 31, 2017, the Company had repurchased 11,460 shares of its stock at an average price of $19.45 per share, or 1.8% of the 625,015 shares authorized for repurchase under the Company’s repurchase program.

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

The Company contributed funds to a subsidiary to loan to the ESOP to purchase 357,152 shares of the Company’s common stock at a price of $10.00 per share. The loan is payable annually over 15 years at a rate per annum equal to the Prime Rate (3.75% at December 31, 2016). Loan payments are principally funded by cash contributions from the Bank.

	March 31, 2017	December 31, 2016
Allocated	47,620	23,810
Committed to be allocated	5,952	23,810
Unallocated	303,580	309,532
Total	357,152	357,152

The fair value of unallocated shares was approximately $6.4 million at March 31, 2017.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2017 and December 31, 2016 was $114,000 and $77,000.

(11)	Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock is not deemed outstanding for earnings per share calculation. There were no potentially dilutive common stock equivalents as of March 31, 2017.

	Three Months Ended
	March 31,
(Dollars in thousands)	2017	2016
Net Income attributable to common shareholders	$1,802	$1,487

Average number of common shares outstanding	9,652,448	9,498,722
Less:
average unallocated ESOP shares	(306,254)	(331,358)
average unvested restricted stock	(148,602)	-
average treasury stock acquired	(5,024)	-
Average number of common shares outstanding to calculate basic earnings per common share	9,192,568	9,167,364

Effect of dilutive unvested restricted stock and stock option awards	-	-
Average number of common shares outstanding to calculate diluted earnings per common share	9,192,568	9,167,364

(12)	Share-Based Compensation

Under the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the "Equity Plan"), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 446,440. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the term of each option is generally ten years. The total number of shares reserved for restricted stock or restricted units is 178,575. The value of restricted stock grants is based on the grant date fair value of the related stock. Options and other awards vest ratably over five years.

Expense related to options and restricted stock granted to directors is recognized as directors' fees within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants for the quarter ended March 31, 2017, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2016	384,268	$17.40	-	$-
Granted	-	-	-	-
Balance at March 31, 2017	384,268	$17.40	9.64	$1,364,151
Outstanding and expected to vest at March 31, 2017	384,268	$17.40	9.64	$1,364,151
Exercisable at March 31, 2017	-	-	-	-
Unrecognized compensation cost	$1,787,000
Weighted average remaining recognition period (years)	4.64

Total expense for the stock options was $97,000 for the quarter ended March 31, 2017. There was no stock-based compensation expense for the quarter ended March 31, 2016.

Restricted Stock

Shares issued upon vesting of restricted stock may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the Equity Plan. The fair market value of shares awarded, based on the market prices at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

The following table presents the activity in restricted stock awards under the Equity Plan for the quarter ended March 31, 2017:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at December 31, 2016	153,726	$17.40
Granted	-	-
Restricted stock awards at March 31, 2017	153,726	$17.40
Unrecognized compensation cost	$2,475,000
Weighted average remaining recognition period (years)	4.64

Total expense for the restricted stock awards was $134,000 for the three months ended March 31, 2017. There was no stock-based compensation expense for the three months ended March 31, 2016.

Item 2.	Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 is intended to assist in understanding our financial condition and results of operations. Operating results for the three-month period ended March 31, 2017 may not be indicative of results for all of 2017 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. These factors include general economic conditions, including its trends and levels of interest rates, the ability of our borrowers to repay their loans, the ability of the Company or the Bank to effectively manage its growth, real estate values in the market area, loan demand, competition, and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

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

The Company classifies a loan as impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2017 or during the twelve months ended December 31, 2016.

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

Construction and land development: Loans in this segment primarily include speculative and pre-sold real estate development loans for which payment is derived from sale of the property and a conversion of the construction loans to permanent loans for which payment is then derived from cash flows of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

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

Stock-based Compensation Plans. The Company measures and recognizes compensation cost relating to stock-based payment transactions based on the grant-date fair value of the equity instruments issued. Stock-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The determination of fair value involves a number of significant estimates, which require a number of assumptions to determine the model inputs. The fair value of restricted stock is recorded based on the grant date value of the equity instrument issued.

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

Balance Sheet Analysis

Assets. Total assets were $832.9 million at March 31, 2017, an increase of $37.4 million, or 4.7%, from $795.5 million at December 31, 2016. The increase resulted primarily from increases in net loans of $26.4 million, investments available-for-sale of $6.0 million and premises and equipment of $2.9 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $642,000, or 6.0%, to $11.3 million at March 31, 2017 from $10.7 million at December 31, 2016. The increase in cash and cash equivalents resulted from an increase in deposits.

Loans. At March 31, 2017, net loans were $650.9 million, or 78.1% of total assets, compared to $624.4 million, or 78.5% of total assets, at December 31, 2016. An increase in commercial loans of $16.2 million, or 9.8%, and an increase in construction and land development loans of $8.9 million, or 18.4%, were partially offset by a decrease in residential real estate loans of $2.3 million, or 3.0%, reflecting our continued focus on commercial lending.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	March 31,		December 31,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$337,727	51.13%	$336,102	53.07%
Commercial	182,395	27.61%	166,157	26.23%
Residential real estate	74,567	11.29%	76,850	12.13%
Construction and land development	57,036	8.64%	48,161	7.60%
Consumer	8,786	1.33%	6,172	0.97%
	660,511	100.00%	633,442	100.00%
Allowance for loan losses	(9,139)		(8,590)
Deferred loan fees, net	(498)		(427)
Net loans	$650,874		$624,425

Securities. Our available-for-sale securities portfolio increased $6.0 million, or 5.1%, to $123.8 million at March 31, 2017 from $117.9 million at December 31, 2016 as we purchased state and municipal securities in the beginning of 2017 to replace investment securities that matured during 2016. The cash flows generated by principal paydowns and maturities were used to fund loan growth throughout 2016.

Premises and Equipment. Premises and equipment increased $2.9 million to $14.5 million at March 31, 2017 from $11.6 million as of December 31, 2016. The increase was primarily due to a purchase of a building in Portsmouth, New Hampshire that is intended to provide space for future additional employees as we grow.

Deposits. Total deposits increased $52.6 million, or 8.4%, to $680.6 million at March 31, 2017 from $628.0 million at December 31, 2016. The increase was primarily due to an increase in time deposits of $45.7 million, an increase in money market accounts of $4.9 million, and an increase in savings accounts of $5.9 million. The increases were offset by a decrease in NOW accounts of $3.9 million. Increases in time deposits were primarily due to increases in brokered CDs of $30.0 million and an increase of $17.6 million in QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits.

Borrowings. Borrowings at March 31, 2017 consisted entirely of Federal Home Loan Bank advances. Borrowings decreased $17.0 million, or 34.1%, to $32.9 million at March 31, 2017 from $49.9 million at December 31, 2016. The decrease was primarily due to the increase in brokered CD’s.

Shareholders’ Equity. Total shareholders’ equity increased $2.1 million, or 1.9%, to $111.2 million at March 31, 2017, from $109.1 million at December 31, 2016. The increase was primarily due to year-to-date net income of $1.8 million, increases of $161,000 in accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities, and $231,000 related to stock based compensation, partially offset by repurchases of common stock totaling $222,000. Book value per share increased to $11.54 at March 31, 2017 from $11.31 at December 31, 2016.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans:
Real estate:
Commercial	$-	$346
Residential	465	303
Construction and land development	-	-
Commercial	914	933
Consumer	-	-
Total non-accrual loans	1,379	1,582

Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total non-performing assets	$1,379	$1,582

Total loans(1)	$660,013	$633,015
Total assets	$832,941	$795,543
Total non-performing loans to total loans(1)	0.21%	0.25%
Total non-performing assets to total assets	0.17%	0.20%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

The decrease in non-performing assets at March 31, 2017 compared to December 31, 2016 was primarily due to a sale of a commercial real estate property at foreclosure.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio size and composition, amount of and trend regarding delinquent and non-accrual loans, national and local business conditions, loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$8,590	$7,905
Provision for loan losses	563	111
Charge offs:
Real estate:
Commercial	6	-
Residential	-	-
Construction and land development	-	-
Commercial	-	-
Consumer	8	10
Total charge-offs	14	10

Recoveries:
Real estate:
Commercial	-	-
Residential	-	13
Construction and land development	-	-
Commercial	-	1
Consumer	-	-
Total recoveries	-	14

Net charge-offs (recoveries)	14	(4)

Allowance at end of period	$9,139	$8,020

Non-performing loans at end of period	$1,379	$1,830
Total loans outstanding at end of period(1)	660,013	563,483
Average loans outstanding during the period(1)	646,136	564,823

Allowance to non-performing loans	662.73%	438.25%
Allowance to total loans outstanding at end of period	1.38%	1.42%
Net charge-offs (recoveries) to average loans outstanding during the during the period (annualized)	0.01%	(0.00%	)

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended March 31, 2017 and 2016

General. Net income increased $315,000 to $1.8 million for the three months ended March 31, 2017 from $1.5 million for the three months ended March 31, 2016. The increase was related to an increase of $1.0 million in net interest income and a $567,000 increase in noninterest income, partially offset by an increase in provision for loan losses of $452,000 and an increase in noninterest expense of $697,000.

Interest and Dividend Income. Interest and dividend income, which includes Federal Home Loan Bank stock dividends, increased $1.1 million, or 16.2%, to $8.1 million for the three months ended March 31, 2017 from $7.0 million for the three months ended March 31, 2016. This was primarily attributable to an increase in interest and fees on loans, which increased $1.1 million, or 18.7%, to $7.2 million for the three months ended March 31, 2017 from $6.1 million for the three months ended March 31, 2016.

The increase in interest income on loans was due to an increase in the average balance of loans of $81.3 million, or 14.4%, to $646.1 million for the three months ended March 31, 2017 from $564.8 million for the three months ended March 31, 2016. Yield on loans also increased 17 basis points to 4.48% for the quarter ended March 31, 2017 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $84,000, or 12.1%, to $781,000 for the three months ended March 31, 2017 from $697,000 for the three months ended March 31, 2016, primarily caused by an increase in interest expense on borrowings. Interest expense on borrowings increased $69,000, or 48.6%, to $211,000 for the three months ended March 31, 2017 from $142,000 for the three months ended March 31, 2016.

The interest expense on borrowings increased due to the increase in average outstanding balances of $26.7 million, or 76.8% to $61.6 million for the three months ended March 31, 2017. The increase in average outstanding was partially offset by the cost decrease on 26 basis points to 1.37% for the three months ended March 31, 2017. The average balance in borrowings increased over the quarter to aid in funding the loan growth during the first quarter of the year.

Net Interest and Dividend Income. Net interest and dividend income increased $1.0 million, or 16.7%, to $7.3 million for the three months ended March 31, 2017 from $6.3 million for the three months ended March 31, 2016. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased 21 basis points to 3.62% for the three months ended March 31, 2017 from 3.41% for the three months ended March 31, 2016. Our net interest margin increased 20 basis points to 3.79% for the three months ended March 31, 2017 from 3.59% for the three months ended March 31, 2016. The average yield we earned on interest-earning assets increased 20 basis points to 4.19% while the average rate paid on interest-bearing liabilities decreased one basis point to 0.57%.

Provision for Loan Losses. The provision for loan losses was $563,000 for the three months ended March 31, 2017 compared to $111,000 for the three months ended March 31, 2016. The provision recorded resulted in an allowance for loan losses of $9.1 million, or 1.38% of total loans at March 31, 2017, compared to $8.6 million, or 1.36% of total loans, at December 31, 2016 and $8.0 million, or 1.42% of total loans, at March 31, 2016. The provision for the quarter ended March 31, 2017 resulted primarily from an increase in the loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income increased $567,000, or 60.6%, to $1.5 million for the three months ended March 31, 2017 from $935,000 for the three months ended March 31, 2016. The increase was primarily caused by an increase in the gain on sales of securities of $462,000 to $482,000 for the three months ended March 31, 2017 from $20,000 for the three months ended March 31, 2016.

Noninterest Expense. Noninterest expense increased $697,000, or 14.2%, to $5.6 million for the three months ended March 31, 2017 from $4.9 million for the three months ended March 31, 2016. The largest increases were related to the salaries and employee benefits expense and occupancy expense. Salaries and employee benefits expense increased $554,000, or 17.7%, to $3.7 million for the three months ended March 31, 2017 from $3.1 million for the three months ended March 31, 2016. The increase in salaries and employee benefits was due primarily to our hiring additional employees and stock-based compensation expense. Occupancy expense increased $106,000, or 29.0%, to $471,000 for the three months ended March 31, 2017 from $365,000 for the three months ended March 31, 2016. The primary reason occupancy expense increased was maintenance expenses related to the purchase of the Portsmouth, New Hampshire building.

Income Tax Provision. We recorded a provision for income taxes of $847,000 for the three months ended March 31, 2017, reflecting an effective tax rate of 32.0%, compared to a provision of $696,000 for the three months ended March 31, 2016 reflecting an effective tax rate of 31.9%. The changes in the income tax provision were primarily due to an increase in pre-tax income. Our effective tax rates are below statutory federal and state rates due primarily to tax-exempt income related to investments in BOLI and municipal securities.

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

	For the Three Months Ended March 31,
	2017			2016
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$646,136	$7,233	4.48%	$564,823	$6,091	4.31%
Interest-earning deposits	3,686	6	0.65%	7,582	8	0.42%
Investment securities	121,303	848	2.80%	124,795	863	2.77%
Federal Home Loan Bank stock	3,511	25	2.85%	2,989	18	2.41%
Total interest-earning assets	774,636	8,112	4.19%	700,189	6,980	3.99%
Non-interest earning assets	48,499			39,254

Total assets	$823,135			$739,443

Interest-bearing liabilities:
Savings accounts	$118,296	59	0.20%	$107,065	44	0.16%
Money market accounts	149,545	126	0.34%	108,033	71	0.26%
NOW accounts	114,529	168	0.59%	110,542	152	0.55%
Certificates of deposit	102,884	217	0.84%	122,257	288	0.94%
Total interest-bearing deposits	485,254	570	0.47%	447,897	555	0.50%
Federal Home Loan Bank advances	61,597	211	1.37%	34,844	142	1.63%
Total interest-bearing liabilities	546,851	781	0.57%	482,741	697	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	151,522			147,595
Other noninterest-bearing liabilities	8,330			6,726
Total liabilities	706,703			637,062
Total equity	116,432			102,381
Total liabilities and equity	$823,135			$739,443

Net interest income		$7,331			$6,283
Interest rate spread(1)			3.62%			3.41%
Net interest-earning assets(2)	$227,785			$217,448
Net interest margin(3)			3.79%			3.59%
Average interest-earning assets to interest-bearing liabilities	141.65%			145.04%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effect attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	For the Three Months Ended March 31, 2017
	Compared to the Three Months Ended March 31, 2016
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$239	$903	$1,142
Interest-earning deposits	3	(5)	(2)
Investment securities	9	(24)	(15)
Federal Home Loan Bank Stock	4	3	7

Total interest-earning assets	255	877	1,132

Interest-bearing liabilities:
Savings accounts	10	5	15
Money Market Accounts	23	32	55
Now Accounts	10	6	16
Certificates of deposit	(28)	(43)	(71)

Total interest-bearing deposits	15	-	15

Federal Home Loan Bank advances	(26)	95	69

Total interest-bearing liabilities	(11)	95	84

Change in net interest income	$266	$782	$1,048

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities, and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $11.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $123.8 million at March 31, 2017.

At March 31, 2017, we had the ability to borrow a total of $173.5 million from the Federal Home Loan Bank of Boston. On that date, we had $32.9 million in advances outstanding. At March 31, 2017, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $161.9 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At March 31, 2017 and December 31, 2016, we had $2.8 million and $25.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2017 and December 31, 2016, we had $178.4 million and $202.0 million in unadvanced funds to borrowers, respectively. We also had $3.9 million and $5.2 million in outstanding letters of credit at March 31, 2017 and December 31, 2016, respectively.

Certificates of deposit due within one year of March 31, 2017 totaled $100.9 million, or 14.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at March 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2017, we originated $56.5 million of loans, all of which were intended to be held in our portfolio. We purchased $4.4 million in loans and $11.3 million in securities. During the three months ended March 31, 2016, we originated $36.5 million of loans, all of which were intended to be held in our portfolio, and we purchased $272,000 in loans. We did not purchase any securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $52.6 million and $19.1 million for the three months ended March 31, 2017 and 2016, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances decreased $17.0 million and $28.0 million during the three months ended March 31, 2017 and 2016, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At March 31, 2017, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company’s repurchases of common stock for the three months ended March 31, 2017 were as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet
	Number of	Average Price	Part of Publicly	Be Purchased Under
	Shares	Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs(1)
January 1, 2017 through January 31, 2017	-	$-	-	625,015
February 1, 2017 through February 28, 2017	3,460	$19.48	3,460	621,555
March 1, 2017 through March 31, 2017	8,000	$19.37	8,000	613,555

(1)          On January 26, 2017, the Company announced a repurchase program under which it would repurchase up to 6.6% of the then-outstanding shares of the Company’s common stock (625,015 shares) from time to time, depending on market conditions.  The repurchase program would continue until it is completed or terminated by the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc.(1)
3.2	By-Laws of Provident Bancorp, Inc.(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date:	May 12, 2017	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date:	May 12, 2017	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

