Form 10-Q
period 2017-06-30
Provident Bancorp, Inc.
filed 2017-08-11
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 9,633,288 shares of the Registrant’s common stock, no par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I. Financial Information

Item 1. Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
(Dollars in thousands)	2017	2016
	(unaudited)
Assets
Cash and due from banks	$10,535	$7,939
Interest-bearing demand deposits with other banks	1,243	2,637
Money market mutual funds	158	129
Cash and cash equivalents	11,936	10,705
Investments in available-for-sale securities (at fair value)	123,143	117,867
Federal Home Loan Bank stock, at cost	3,008	2,787
Loans, net	702,085	624,425
Bank owned life insurance	19,694	19,395
Premises and equipment, net	14,457	11,587
Accrued interest receivable	2,532	2,320
Deferred tax asset, net	4,240	4,913
Other assets	2,047	1,544
Total assets	$883,142	$795,543

Liabilities and Equity
Deposits:
Noninterest-bearing	$170,136	$158,075
Interest-bearing	531,214	469,907
Total deposits	701,350	627,982
Federal Home Loan Bank advances	60,075	49,858
Other liabilities	7,715	8,554
Total liabilities	769,140	686,394
Shareholders' equity:
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,652,448 shares issued, 9,633,288 shares outstanding at June 30, 2017 and 9,652,448 issued and outstanding at December 31, 2016	-	-
Additional paid-in capital	43,976	43,393
Retained earnings	69,632	66,229
Accumulated other comprehensive income	3,753	2,622
Unearned compensation - ESOP	(2,976)	(3,095)
Treasury stock: 19,160 shares at June 30, 2017	(383)	-
Total shareholders' equity	114,002	109,149
Total liabilities and shareholders' equity	$883,142	$795,543

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$7,911	$6,159	$15,144	$12,250
Interest and dividends on securities	902	861	1,775	1,742
Interest on interest-bearing deposits	3	6	9	14
Total interest and dividend income	8,816	7,026	16,928	14,006
Interest expense:
Interest on deposits	678	529	1,248	1,084
Interest on Federal Home Loan Bank advances	201	152	411	294
Total interest expense	879	681	1,659	1,378
Net interest and dividend income	7,937	6,345	15,269	12,628
Provision for loan losses	892	210	1,455	321
Net interest and dividend income after provision for loan losses	7,045	6,135	13,814	12,307
Noninterest income:
Customer service fees on deposit accounts	346	292	684	597
Service charges and fees - other	481	448	983	866
Gain on sale of securities, net	58	17	540	37
Other income	185	210	364	402
Total noninterest income	1,070	967	2,571	1,902
Noninterest expense:
Salaries and employee benefits	3,727	3,159	7,403	6,281
Occupancy expense	450	417	921	782
Equipment expense	157	164	307	309
FDIC assessment	73	96	141	190
Data processing	176	165	366	328
Marketing expense	100	51	150	108
Professional fees	215	313	429	578
Other	977	715	1,779	1,428
Total noninterest expense	5,875	5,080	11,496	10,004
Income before income tax expense	2,240	2,022	4,889	4,205
Income tax expense	639	659	1,486	1,355
Net income	$1,601	$1,363	$3,403	$2,850

Income per share:
Basic	$0.17	0.15	0.37	0.31
Diluted	$0.17	0.15	0.37	0.31

Weighted Average Shares:
Basic	9,193,836	9,173,317	9,193,206	9,170,340
Diluted	9,198,286	9,173,317	9,193,206	9,170,340

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016

Net income	$1,601	$1,363	$3,403	$2,850
Other comprehensive income:
Change in net unrealized holding gains	1,605	1,028	2,344	1,871
Reclassification adjustment for realized gains in net income	(58)	(17)	(540)	(37)
Net change in unrealized gain	1,547	1,011	1,804	1,834
Income tax effect	(577)	(348)	(673)	(666)
Net of tax amount	970	663	1,131	1,168
Change in net unrealized holding gains on securities
transferred from held-to-maturity to available-for-sale	-	2,239	-	2,239
Income tax effect	-	(894)	-	(894)
Net of tax amount	-	1,345	-	1,345
Other comprehensive income	970	2,008	1,131	2,513
Total comprehensive income	$2,571	$3,371	$4,534	$5,363

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	Income	ESOP	Stock	Total

Balance, December 31, 2016	9,652,448	$43,393	$66,229	$2,622	$(3,095)	$-	$109,149
Net income	-	-	3,403	-	-	-	3,403
Net change in other comprehensive income	-	-	-	1,131	-	-	1,131
Stock-based compensation expense	-	460	-	-	-	-	460
Treasury stock acquired	(19,160)	-	-	-	-	(383)	(383)
ESOP shares earned	-	123	-	-	119	-	242
Balance, June 30, 2017	9,633,288	$43,976	$69,632	$3,753	$(2,976)	$(383)	$114,002

Balance, December 31, 2015	9,498,722	$43,159	$59,890	$1,690	$(3,333)	$-	$101,406
Net income	-	-	2,850	-	-	-	2,850
Net change in other comprehensive income	-	-	-	2,513	-	-	2,513
ESOP shares earned	-	43	-	-	119	-	162
Balance, June 30, 2016	9,498,722	$43,202	$62,740	$4,203	$(3,214)	$-	$106,931

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$3,403	$2,850
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	398	413
ESOP expense	242	162
Gain on sale of securities, net	(540)	(37)
Change in deferred loan fees, net	66	(27)
Provision for loan losses	1,455	321
Depreciation and amortization	420	419
(Increase) decrease in accrued interest receivable	(212)	68
Increase in taxes receivable	(448)	(127)
Share-based compensation expense	460	-
Increase in cash surrender value of life insurance	(299)	(312)
Increase in other assets	(55)	-
Decrease in other liabilities	(839)	(115)
Net cash provided by operating activities	4,051	3,615

Cash flows from investing activities:
Purchases of available-for-sale securities	(12,490)	(369)
Proceeds from sales of available-for-sale securities	1,621	400
Proceeds from pay downs, maturities and calls of available-for-sale securities	7,539	5,968
Proceeds from pay downs, maturities and calls of held-to-maturity securities	-	220
(Purchase) redemption of Federal Home Loan Bank stock	(221)	943
Loan originations and purchases, net of paydowns	(79,181)	(25,265)
Recoveries of loans previously charged off	-	23
Additions to premises and equipment	(3,290)	(689)
Net cash used in investing activities	(86,022)	(18,769)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	37,481	48,635
Net increase (decrease) in time deposits	35,887	(18,541)
Proceeeds from advances from Federal Home Loan Bank	7,000	11,500
Net change in Federal Home Loan Bank short-term advances	3,217	(29,976)
Purchase of treasury stock	(383)	-
Net cash provided by financing activities	83,202	11,618

Net increase (decrease) in cash and cash equivalents	1,231	(3,536)
Cash and cash equivalents at beginning of period	10,705	20,464
Cash and cash equivalents at end of period	$11,936	$16,928

Supplemental disclosures:
Interest paid	$1,621	$1,375
Income taxes paid	1,934	1,482
Held-to-maturity securities transferred to available-for-sale	-	44,240

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2016 have been reclassified to be consistent with 2017 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 16, 2017.

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

In May 2014, the FASB issued ASU (Accounting Standards Update) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and International Financial Reporting Standards (IFRS). The update outlines five steps to recognizing revenue: (i) identify the contracts with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations; (v) recognize revenue when each performance obligation is satisfied. The update requires more comprehensive disclosures, relating to quantitative and qualitative information for amounts, timing, the nature and uncertainty of revenue, and cash flows arising from contracts with customers, which will mainly impact construction and high-tech industries. The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of other real estate owned (OREO) property. In August 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption was permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company did not elect to early adopt this ASU. The Company does not expect the application of this guidance will have a material impact on the Company's financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard is effective for the Company beginning on January 1, 2018. The Company holds a portfolio of marketable equity securities; depending on the size and composition of the portfolio at the adoption date, the impact of the ASU could be material to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for the Company on January 1, 2019, with early adoption permitted. Adoption will require a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation Stock – Compensation (Topic 718): “Improvements to Employee Share Based Payment Accounting.” This ASU changes how companies account for certain aspects of share based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, the guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing and the update requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The amendments in this update were effective for the Company on January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.” The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The amendments in this update will be effective for the Company on January 1, 2020. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments.” This ASU changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments address the classification of the following eight items in the statement of cash flows; debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the Predominance Principle. The amendments in this update are effective for the Company on January 1, 2018. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash.” This ASU provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for the Company on January 1, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (subtopic 310-20): “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for the Company on January 1, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

(4)	Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at June 30, 2017 and December 31, 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

June 30, 2017
State and municipal	$57,101	$2,084	$8	$59,177
Corporate debt	1,000	8	-	1,008
Asset-backed securities	8,275	47	17	8,305
Government mortgage-backed securities	36,827	461	168	37,120
Trust preferred securities	1,356	-	136	1,220
Marketable equity securities	12,734	4,019	282	16,471
	117,293	6,619	611	123,301
Money market mutual funds included in cash and cash equivalents	(158)	-	-	(158)
Total available-for-sale securities	$117,135	$6,619	$611	$123,143

December 31, 2016
State and municipal	$49,367	$1,281	$68	$50,580
Corporate debt	1,000	31	-	1,031
Asset-backed securities	8,747	-	69	8,678
Government mortgage-backed securities	41,818	435	339	41,914
Trust preferred securities	1,368	-	400	968
Marketable equity securities	11,492	3,551	218	14,825
	113,792	5,298	1,094	117,996
Money market mutual funds included in cash and cash equivalents	(129)	-	-	(129)
Total available-for-sale securities	$113,663	$5,298	$1,094	$117,867

The scheduled maturities of debt securities were as follows at June 30, 2017:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value

Due within one year	$1,106	$1,117
Due after one year through five years	2,628	2,684
Due after five years through ten years	8,974	9,316
Due after ten years	46,749	48,288
Government mortgage-backed securities	36,827	37,120
Asset-backed securities	8,275	8,305
	$104,559	$106,830

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or more are as follows at June 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2017
Temporarily impaired securities:
State and municipal	$628	$6	$161	$2	$789	$8
Asset-backed securities	1,215	11	562	6	1,777	17
Government mortgage-backed securities	13,081	90	3,097	78	16,178	168
Trust preferred securities	15	29	1,205	107	1,220	136
Marketable equity securities	1,564	170	592	112	2,156	282
Total temporarily impaired securities	$16,503	$306	$5,617	$305	$22,120	$611

December 31, 2016
Temporarily impaired securities:
State and municipal	$6,413	$63	$160	$5	$6,573	$68
Asset-backed securities	8,104	60	574	9	8,678	69
Government mortgage-backed securities	20,868	247	2,770	92	23,638	339
Trust preferred securities	26	18	942	382	968	400
Marketable equity securities	1,942	104	768	114	2,710	218
Total temporarily impaired securities	$37,353	$492	$5,214	$602	$42,567	$1,094

Government mortgage-backed securities, state and municipal securities and asset-backed securities: Management believes that no individual unrealized loss at June 30, 2017 represents an other-than-temporarily impairment (OTTI) because the decline in fair value of these securities is primarily attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity.

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

Trust preferred securities: Management monitors its pooled-trust preferred securities for possible other-than-temporary impairment on a quarterly basis. This review includes an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary impairment cash flow testing. Critical assumptions that go into the other-than-temporary impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary impairment cash flow testing indicated no other-than-temporary impairment as of June 30, 2017.

(5) Loans

A summary of loans is as follows:

	At		At
	June 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent	Amount	Percent
Commercial real estate	$348,148	48.86%	$336,102	53.07%
Commercial	216,225	30.35%	166,157	26.23%
Residential real estate	73,046	10.25%	76,850	12.13%
Construction and land development	63,183	8.87%	48,161	7.60%
Consumer	11,928	1.67%	6,172	0.97%
	712,530	100.00%	633,442	100.00%
Allowance for loan losses	(9,952)		(8,590)
Deferred loan fees, net	(493)		(427)
Net loans	$702,085		$624,425

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at March 31, 2017	$4,513	$2,780	$320	$1,041	$375	$110	$9,139
Charge-offs	-	(61)	-	-	(18)	-	(79)
Recoveries	-	-	-	-	-	-	-
Provision (benefit)	127	562	(2)	100	115	(10)	892
Balance at June 30, 2017	$4,640	$3,281	$318	$1,141	$472	$100	$9,952

Balance at March 31, 2016	$4,030	$2,084	$384	$1,184	$111	$227	$8,020
Charge-offs	-	-	-	-	(8)	-	(8)
Recoveries	-	-	-	-	9	-	9
Provision (benefit)	(29)	213	(20)	102	(10)	(46)	210
Balance at June 30, 2016	$4,001	$2,297	$364	$1,286	$102	$181	$8,231

	For the six months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2016	$4,503	$2,513	$328	$882	$279	$85	$8,590
Charge-offs	(6)	(61)	-	-	(26)	-	(93)
Recoveries	-	-	-	-	-	-	-
Provision (benefit)	143	829	(10)	259	219	15	1,455
Balance at June 30, 2017	$4,640	$3,281	$318	$1,141	$472	$100	$9,952

Balance at December 31, 2015	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Charge-offs	-	-	-	-	(18)	-	(18)
Recoveries	-	1	12	-	10	-	23
Provision (benefit)	174	158	(60)	50	(9)	8	321
Balance at June 30, 2016	$4,001	$2,297	$364	$1,286	$102	$181	$8,231

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at June 30, 2017 and December 31, 2016:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
June 30, 2017
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$27	$-	$-	$-	$-	$27
Ending balance:
Collectively evaluated for impairment	4,640	3,254	318	1,141	472	100	9,925
Total allowance for loan losses ending balance	$4,640	$3,281	$318	$1,141	$472	$100	$9,952

Loans:
Ending balance:
Individually evaluated for impairment	$4,248	$1,801	$412	$-	$-	$-	$6,461
Ending balance:
Collectively evaluated for impairment	343,900	214,424	72,634	63,183	11,928	-	706,069
Total loans ending balance	$348,148	$216,225	$73,046	$63,183	$11,928	$-	$712,530

December 31, 2016
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$46	$-	$-	$-	$-	$46
Ending balance:
Collectively evaluated for impairment	4,503	2,467	328	882	279	85	8,544
Total allowance for loan losses ending balance	$4,503	$2,513	$328	$882	$279	$85	$8,590

Loans:
Ending balance:
Individually evaluated for impairment	$1,956	$1,660	$422	$-	$-	$-	$4,038
Ending balance:
Collectively evaluated for impairment	334,146	164,497	76,428	48,161	6,172	-	629,404
Total loans ending balance	$336,102	$166,157	$76,850	$48,161	$6,172	$-	$633,442

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at June 30, 2017 and December 31, 2016:

(In thousands)	30 - 59 Days	60 - 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Non-accrual Loans

June 30, 2017
Commercial real estate	$-	$-	$-	$-	$348,148	$348,148	$-	$2,667
Commercial	69	-	-	69	216,156	216,225	-	903
Residential real estate	-	333	155	488	72,558	73,046	-	663
Construction and land development	-	-	-	-	63,183	63,183	-	-
Consumer	4	1	1	6	11,922	11,928	-	1
Total	$73	$334	$156	$563	$711,967	$712,530	$-	$4,234

December 31, 2016
Commercial real estate	$-	$-	$346	$346	$335,756	$336,102	$-	$346
Commercial	29	-	-	29	166,128	166,157	-	933
Residential real estate	-	-	-	-	76,850	76,850		303
Construction and land development	-	-	-	-	48,161	48,161	-	-
Consumer	-	-	-	-	6,172	6,172	-	-
Total	$29	$-	$346	$375	$633,067	$633,442	$-	$1,582

Information about the Company’s impaired loans by portfolio segment was as follows at and for the period ended June 30, 2017 and at and for the year ended December 31, 2016:

(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

June 30, 2017
With no related allowance recorded:
Commercial real estate	$4,248	$4,248	$-	$2,484	$33
Commercial	966	966	-	922	29
Residential real estate	412	412	-	417	10
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	5,626	5,626	-	3,823	72

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	835	835	27	847	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	835	835	27	847	-

Total
Commercial real estate	4,248	4,248	-	2,484	33
Commercial	1,801	1,801	27	1,769	29
Residential real estate	412	412	-	417	10
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$6,461	$6,461	$27	$4,670	$72

December 31, 2016
With no related allowance recorded:
Commercial real estate	$1,956	$1,956	$-	$2,744	$188
Commercial	799	799	-	794	42
Residential real estate	422	422	-	429	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	3,177	3,177	-	3,967	250

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	861	861	46	886	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	861	861	46	886	-

Total
Commercial real estate	1,956	1,956	-	2,744	188
Commercial	1,660	1,660	46	1,680	42
Residential real estate	422	422	-	429	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$4,038	$4,038	$46	$4,853	$250

The following summarizes troubled debt restructurings entered into during the six months ended June 30, 2017:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

June 30, 2017
Troubled debt restructurings:
Commercial	1	$249	$249
	1	$249	$249

In 2017, the Company approved one troubled debt restructure totaling $249,000, with no specific reserve required based on an analysis of the borrower’s collateral coverage. The term of this commercial loan was extended to a three-year term.

The following tables present the Company’s loans by risk rating and portfolio segment at June 30, 2017 and December 31, 2016:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total

June 30, 2017
Grade:
Pass	$333,362	$206,018	$-	$63,183	$-	$602,563
Special mention	3,338	2,404	-	-	-	5,742
Substandard	11,448	7,803	698	-	-	19,949
Not formally rated	-	-	72,348	-	11,928	84,276
Total	$348,148	$216,225	$73,046	$63,183	$11,928	$712,530

December 31, 2016
Grade:
Pass	$319,712	$157,306	$-	$48,161	$-	$525,179
Special mention	4,471	1,668	-	-	-	6,139
Substandard	11,919	7,183	729	-	-	19,831
Not formally rated	-	-	76,121	-	6,172	82,293
Total	$336,102	$166,157	$76,850	$48,161	$6,172	$633,442

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

Maturities of advances from the FHLB as of June 30, 2017 are summarized as follows:

(In thousands)
2017	$33,275
2018	12,000
2019	4,919
2020	6,381
Thereafter	3,500
Total	$60,075

(7)	Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

June 30, 2017
State and municipal	$59,177	$-	$59,177	$-
Corporate debt	1,008	-	1,008	-
Asset-backed securities	8,305	-	8,305	-
Mortgage-backed securities	37,120	-	37,120	-
Trust preferred securities	1,220	-	-	1,220
Marketable equity securities	16,313	16,313	-	-
Totals	$123,143	$16,313	$105,610	$1,220

December 31, 2016
State and municipal	$50,580	$-	$50,580	$-
Corporate debt	1,031	-	1,031	-
Asset-backed securities	8,678	-	8,678	-
Mortgage-backed securities	41,914	-	41,914	-
Trust preferred securities	968	-	-	968
Marketable equity securities	14,696	14,696	-	-
Totals	$117,867	$14,696	$102,203	$968

The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis for the six-month periods ended June 30, 2017 and 2016.

(In thousands)	Available-for- Sale Securities

Balance beginning January 1, 2017	$968
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	264
Paydowns	(12)
Ending balance, June 30, 2017	$1,220

Balance beginning January 1, 2016	$1,116
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	(183)
Paydowns	-
Ending balance, June 30, 2016	$933

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

The following summarizes financial instruments measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

June 30, 2017
Impaired loan	$808	$-	$-	$808

December 31, 2016
Impaired loan	$815	$-	$-	$815

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input
June 30, 2017
Impaired loan	$808	Business valuation	Comparable company valuations
December 31, 2016
Impaired loan	$815	Business valuation	Comparable company valuations

(8)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2017 and December 31, 2016:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2017
Financial assets:
Cash and cash equivalents	$11,936	$11,936	$-	$-	$11,936
Available-for-sale securities	123,143	16,313	105,610	1,220	123,143
Federal Home Loan Bank of Boston stock	3,008	3,008	-	-	3,008
Loans, net	702,085	-	-	711,119	711,119
Accrued interest receivable	2,532	-	2,532	-	2,532
Financial liabilities:
Deposits	701,350	-	-	701,224	701,224
Federal Home Loan Bank advances	60,075	-	60,033	-	60,033

December 31, 2016
Financial assets:
Cash and cash equivalents	$10,705	$10,705	$-	$-	$10,705
Available-for-sale securities	117,867	14,696	102,203	968	117,867
Federal Home Loan Bank of Boston stock	2,787	2,787	-	-	2,787
Loans, net	624,425	-	-	632,278	632,278
Accrued interest receivable	2,320	-	2,320	-	2,320
Financial liabilities:
Deposits	627,982	-	-	628,060	628,060
Federal Home Loan Bank advances	49,858	-	49,901	-	49,901

(9)	Regulatory Capital

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

As of June 30, 2017 and December 31, 2016, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2017
Total Capital (to Risk Weighted Assets)	$113,105	14.8%	$61,258	>	8.0%	$76,572	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	101,847	13.3	45,943	>	6.0	61,258	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	101,847	13.3	34,457	>	4.5	49,772	>	6.5
Tier 1 Capital (to Average Assets)	101,847	12.0	33,819	>	4.0	42,273	>	5.0
December 31, 2016
Total Capital (to Risk Weighted Assets)	$107,731	15.9%	$54,272	>	8.0%	$67,840	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	97,750	14.4	40,704	>	6.0	54,272	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,750	14.4	30,528	>	4.5	44,096	>	6.5
Tier 1 Capital (to Average Assets)	97,750	12.6	31,058	>	4.0	38,822	>	5.0

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the stock offering except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks, and except to fund stock benefit plans. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In January 2017, the Company received a non-objection from the Federal Reserve Bank to adopt a stock repurchase program for up to 6.6% of its common stock. As of June 30, 2017, the Company had repurchased 19,160 shares of its stock at an average price of $19.94 per share, or 3.1% of the 625,015 shares authorized for repurchase under the Company’s repurchase program.

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

The Company contributed funds to a subsidiary to loan to the ESOP to purchase 357,152 shares of the Company’s common stock at a price of $10.00 per share. The loan is payable annually over 15 years at a rate per annum equal to the Prime Rate as of December 31 (3.75% at December 31, 2016). Loan payments are principally funded by cash contributions from the Bank.

	June 30, 2017	December 31, 2016
Allocated	47,620	23,810
Committed to be allocated	11,905	23,810
Unallocated	297,627	309,532
Total	357,152	357,152

The fair value of unallocated shares was approximately $6.7 million at June 30, 2017.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2017 and June 30, 2016 was $128,000 and $84,000, respectively. Total compensation expense recognized for the six months ended June 30, 2017 and June 30, 2016 was $242,000 and $162,000, respectively.

(11)	Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock is not deemed outstanding for earnings per share calculation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net Income attributable to common shareholders	$1,601	$1,363	$3,403	$2,850

Average number of common shares outstanding	9,652,448	9,498,722	9,652,448	9,498,722
Less:
average unallocated ESOP shares	(301,483)	(325,405)	(303,855)	(328,382)
average unvested restricted stock	(140,916)	-	(144,738)	-
average treasury stock acquired	(16,213)	-	(10,649)	-
Average number of common shares outstanding to calculate basic earnings per common share	9,193,836	9,173,317	9,193,206	9,170,340

Effect of dilutive unvested restricted stock and stock option awards	4,450	-	-	-
Average number of common shares outstanding to calculate diluted earnings per common share	9,198,286	9,173,317	9,193,206	9,170,340

Earnings per common share:
Basic	$0.17	$0.15	$0.37	$0.31
Diluted	$0.17	$0.15	$0.37	$0.31

(12)	Share-Based Compensation

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

Expense related to options and restricted stock granted to directors is recognized in other within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2017, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2016	384,268	$17.40
Granted	-	-
Balance at June 30, 2017	384,268	$17.40	9.39	$1,364,151
Outstanding and expected to vest at June 30, 2017	384,268	$17.40	9.39	$1,364,151
Exercisable at June 30, 2017	-	-	-	-
Unrecognized compensation cost	$1,691,000
Weighted average remaining recognition period (years)	4.39

For the three and six months ended June 30, 2017, total expense for the stock options was $96,000 and $193,000, respectively. There was no stock-based compensation expense for the three and six months ended June 30, 2016.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the six months June 30, 2017:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at December 31, 2016	153,726	$17.40
Granted	-	-
Restricted stock awards at June 30, 2017	153,726	$17.40
Unrecognized compensation cost	$2,342,000
Weighted average remaining recognition period (years)	4.39

For the three and six months ended June 30, 2017, total expense for the restricted stock awards was $133,000 and $267,000, respectively. There was no stock-based compensation expense for the three and six months ended June 30, 2016.

Item 2. Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding our financial condition and results of operations. Operating results for the three- and six- month period ended June 30, 2017 may not be indicative of results for all of 2017 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. These factors include general economic conditions, including trends and levels of interest rates; the ability of our borrowers to repay their loans; the ability of the Company or the Bank to effectively manage its growth; real estate values in the market area; loan demand; competition; changes in accounting policies; changes in laws and regulations; our success in introducing new products or entering new markets; our ability to retain key employees; failures or breaches of our IT systems; and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

Except as required by applicable law and regulation, the Company does not undertake — and specifically disclaims any obligation — to update any forward-looking statements after the date of this quarterly report.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2017 or during the twelve months ended December 31, 2016.

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

Balance Sheet Analysis

Assets. Total assets were $883.1 million at June 30, 2017, an increase of $87.6 million, or 11.0%, from $795.5 million at December 31, 2016. The increase resulted primarily from increases in net loans of $77.7 million, investments in available-for-sale securities of $5.3 million and premises and equipment of $2.9 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.2 million, or 11.5%, to $11.9 million at June 30, 2017 from $10.7 million at December 31, 2016. The increase in cash and cash equivalents resulted from an increase in deposits.

Loans. At June 30, 2017, net loans were $702.1 million, or 79.5% of total assets, compared to $624.4 million, or 78.5% of total assets, at December 31, 2016. An increase in commercial loans of $50.1 million, or 30.1%, an increase in construction and land development loans of $15.0 million, or 31.2%, an increase in commercial real estate loans of $12.0 million, or 3.6%, and an increase in consumer loans of $5.8 million, or 93.3%, were partially offset by a decrease in residential real estate loans of $3.8 million, or 4.9%, reflecting our continued focus on commercial lending. Our significant increase in total loans is due mainly to organic loan growth.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	June 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent	Amount	Percent
Commercial real estate	$348,148	48.86%	$336,102	53.07%
Commercial	216,225	30.35%	166,157	26.23%
Residential real estate	73,046	10.25%	76,850	12.13%
Construction and land development	63,183	8.87%	48,161	7.60%
Consumer	11,928	1.67%	6,172	0.97%
	712,530	100.00%	633,442	100.00%
Allowance for loan losses	(9,952)		(8,590)
Deferred loan fees, net	(493)		(427)
Net loans	$702,085		$624,425

Securities. Our available-for-sale securities portfolio increased $5.3 million, or 4.5%, to $123.1 million at June 30, 2017 from $117.9 million at December 31, 2016 as we purchased state and municipal securities in the beginning of 2017 to replace investment securities that matured during 2016. The cash flows generated by principal paydowns and maturities were used to fund loan growth throughout 2016.

Premises and Equipment. Premises and equipment increased $2.9 million to $14.5 million at June 30, 2017 from $11.6 million as of December 31, 2016. The increase was primarily due to the purchase of a building in Portsmouth, New Hampshire that is intended to provide space for future additional employees as we grow.

Deposits. Total deposits increased $73.4 million, or 11.7%, to $701.4 million at June 30, 2017 from $628.0 million at December 31, 2016. The increase was primarily due to an increase in time deposits of $35.9 million, an increase in money market accounts of $19.8 million, and an increase in NOW accounts of $11.7 million. Increases in time deposits were primarily due to increases in brokered certificates of deposit of $28.4 million and an increase of $9.8 million in QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting online rates we will pay on these deposits.

Borrowings. Borrowings at both June 30, 2017 and December 31, 2016 consisted entirely of Federal Home Loan Bank advances. Borrowings increased $10.2 million, or 20.5%, to $60.1 million at June 30, 2017 from $49.9 million at December 31, 2016. The increase was primarily due to funding loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $4.9 million, or 4.4%, to $114.0 million at June 30, 2017, from $109.1 million at December 31, 2016. The increase was primarily due to year-to-date net income of $3.4 million; increases of $1.1 million in year-to-date accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities; and a $460,000 increase in additional paid-in capital related to stock based compensation; partially offset by repurchases of common stock totaling $383,000. Book value per share increased to $11.83 at June 30, 2017 from $11.31 at December 31, 2016.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans:
Real estate:
Commercial	$2,667	$346
Residential	663	303
Construction and land development	-	-
Commercial	903	933
Consumer	1	-
Total non-accrual loans	4,234	1,582

Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total non-performing assets	$4,234	$1,582

Total loans (1)	$712,037	$633,015
Total assets	$883,142	$795,543
Total non-performing loans to total loans (1)	0.59%	0.25%
Total non-performing assets to total assets	0.48%	0.20%

(1)	Loans are presented before the allowance for loan losses but include deferred fees/costs

The increase in non-performing assets at June 30, 2017 compared to December 31, 2016 was primarily due to a downgrade to substandard of a $2.7 million commercial real estate loan. Although we have continued to receive payments due under the terms of the loan, we placed the loan on non-accrual status during the quarter ended June 30, 2017 due to the financial performance of the borrower.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$8,590	$7,905
Provision for loan losses	1,455	321
Charge offs:
Real estate:
Commercial	6	-
Residential	-	-
Construction and land development	-	-
Commercial	61	-
Consumer	26	18
Total charge-offs	93	18

Recoveries:
Real estate:
Commercial	-	-
Residential	-	12
Construction and land development	-	-
Commercial	-	1
Consumer	-	10
Total recoveries	-	23

Net charge-offs (recoveries)	93	(5)

Allowance at end of period	$9,952	$8,231

Non-performing loans at end of period	$4,234	$1,369
Total loans outstanding at end of period (1)	712,037	588,108
Average loans outstanding during the period (1)	661,815	567,235

Allowance to non-performing loans	235.05%	601.24%
Allowance to total loans outstanding at end of period	1.40%	1.40%
Net charge-offs (recoveries) to average loans outstanding during the during the period (annualized)	0.03%	(0.00%)

(1)	Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended June 30, 2017 and 2016

General. Net income increased $238,000 to $1.6 million for the three months ended June 30, 2017 from $1.4 million for the three months ended June 30, 2016. The increase was related to an increase of $1.6 million in net interest and dividend income and a $103,000 increase in noninterest income, partially offset by an increase in provision for loan losses of $682,000 and an increase in noninterest expense of $795,000.

Interest and Dividend Income. Interest and dividend income, which includes Federal Home Loan Bank stock dividends, increased $1.8 million, or 25.5%, to $8.8 million for the three months ended June 30, 2017 from $7.0 million for the three months ended June 30, 2016. This was primarily attributable to an increase in interest and fees on loans, which increased $1.8 million, or 28.4%, to $7.9 million for the three months ended June 30, 2017 from $6.2 million for the three months ended June 30, 2016.

The increase in interest income on loans was due to an increase in the average balance of loans of $107.7 million, or 18.9%, to $677.3 million for the three months ended June 30, 2017 from $569.6 million for the three months ended June 30, 2016. Yield on loans also increased 35 basis points to 4.67% for the three months ended June 30, 2017 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $198,000, or 29.1%, to $879,000 for the three months ended June 30, 2017 from $681,000 for the three months ended June 30, 2016, caused by an increase in interest expense on deposits and on borrowings. Interest expense on deposits increased $149,000, or 28.2%, to $678,000 for the three months ended June 30, 2017 from $529,000 for the three months ended June 30, 2016, as the average rate paid on interest-bearing deposits increased five basis points to 0.53% for the three months ended June 30, 2017 from 0.48% for the three months ended June 30, 2016. The increase in the average rate was primarily the result of increases in the average rate paid on money market accounts and certificates of deposit. The average rate paid on money market accounts and certificates of deposit increased due to rises in the rate environment. The average balance of interest-bearing deposits increased $72.3 million, or 16.4%, to $511.8 million for the three months ended June 30, 2017 from $439.5 million for the three months ended June 30, 2016. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $46.5 million, or 42.6%, and an increase in the average balance of certificates of deposit, which increased $14.1 million, or 12.2%.

Interest expense on borrowings increased $49,000, or 32.2%, to $201,000 for the three months ended June 30, 2017 from $152,000 for the three months ended June 30, 2016. The interest expense on borrowings increased due to the increase in average outstanding balances of $18.6 million, or 53.4% to $53.5 million for the three months ended June 30, 2017. The increase in the average outstanding balance was partially offset by a 24 basis point decrease in the cost of borrowing to 1.50% for the three months ended June 30, 2017. The average balance in borrowings increased during the three months ended June 30, 2017 to aid in funding the loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased $1.6 million, or 25.1%, to $7.9 million for the three months ended June 30, 2017 from $6.3 million for the three months ended June 30, 2016. The increase was due to both higher balances of earning assets, earning liabilities and expanding margins. Our net interest rate spread increased 32 basis points to 3.75% for the three months ended June 30, 2017 from 3.43% for the three months ended June 30, 2016. Our net interest margin increased 32 basis points to 3.94% for the three months ended June 30, 2017 from 3.62% for the three months ended June 30, 2016. The average yield we earned on interest-earning assets increased 38 basis points to 4.38% and the average rate paid on interest-bearing liabilities increased five basis points to 0.62%.

Provision for Loan Losses. The provision for loan losses was $892,000 for the three months ended June 30, 2017 compared to $210,000 for the three months ended June 30, 2016. The provision recorded resulted in an allowance for loan losses of $10.0 million, or 1.40% of total loans at June 30, 2017, compared to $8.6 million, or 1.36% of total loans, at December 31, 2016 and $8.2 million, or 1.40% of total loans, at June 30, 2016. The provision for the three months ended June 30, 2017 resulted primarily from an increase in the loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income increased $103,000, or 10.7%, to $1.1 million for the three months ended June 30, 2017 from $967,000 for the three months ended June 30, 2016. The increase was primarily caused by an increase in the gain on sales of securities and an increase in income from service fees. Gains on sales of securities increased $41,000, or 241.2%, to $58,000 for the three months ended June 30, 2017 from $17,000 for the three months ended June 30, 2016. Income from service fees increased $54,000, or 18.5%, to $346,000 for the three months ended June 30, 2017 from $292,000 for the three months ended June 30, 2016. Service fees increased due to an increase in deposits.

Noninterest Expense. Noninterest expense increased $795,000, or 15.6%, to $5.9 million for the three months ended June 30, 2017 from $5.1 million for the three months ended June 30, 2016. The largest increases were related to the salaries and employee benefits expense, marketing expense, and other expense. The increase in salary and employee benefits of $568,000, or 18.0%, to $3.7 million for the three months ended June 30, 2017 from $3.2 million for the three months ended June 30, 2016 was primarily related to an increased employee base and stock-based compensation expense compared to no stock based compensation expense in the prior year. The marketing expense increased $49,000, or 96.1%, to $100,000 for the three months ended June 30, 2017 from $51,000 for the three months ended June 30, 2016. The primary reason the marketing expense increased was due to strategic target marketing within the Company’s footprint. The increase in other expense of $262,000, or 36.6%, to $977,000 for the three months ended June 30, 2017 from $715,000 for the three months ended June 30, 2016 was primarily related to an increase in software expense and the directors’ stock-based compensation. The noninterest expense increases were partially offset by decreases in professional fees and the FDIC assessment expense. The decrease in professional fees of $98,000, or 31.3%, to $215,000 for the three months ended June 30, 2017 from $313,000 for the three months ended June 30, 2016 was due to one-time services incurred in 2016. The decrease in the FDIC assessment expense was $23,000, or 24.0%, to $73,000 for the three months ended June 30, 2017 from $96,000 for the three months ended June 30, 2016. The decrease was related to a change in the FDIC reserve calculation.

Income Tax Provision. We recorded a provision for income taxes of $639,000 for the three months ended June 30, 2017, reflecting an effective tax rate of 28.5%, compared to a provision of $659,000 for the three months ended June 30, 2016, reflecting an effective tax rate of 32.6%. The changes in the income tax provision were primarily due to the purchase of tax credits in 2017. Our effective tax rates are below statutory federal and state rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

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

	For the Three Months Ended June 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$677,321	$7,911	4.67%	$569,648	$6,159	4.32%
Interest-earning deposits	1,623	3	0.74%	6,327	6	0.38%
Investment securities	124,185	867	2.79%	123,316	834	2.71%
Federal Home Loan Bank stock	2,791	35	5.02%	2,465	27	4.38%
Total interest-earning assets	805,920	8,816	4.38%	701,756	7,026	4.00%
Non-interest earning assets	43,245			39,884

Total assets	$849,165			$741,640

Interest-bearing liabilities:
Savings accounts	$114,111	50	0.18%	$105,986	42	0.16%
Money market accounts	155,657	151	0.39%	109,193	71	0.26%
NOW accounts	112,072	167	0.60%	108,466	166	0.61%
Certificates of deposit	129,935	310	0.95%	115,847	250	0.86%
Total interest-bearing deposits	511,775	678	0.53%	439,492	529	0.48%
Federal Home Loan Bank advances	53,501	201	1.50%	34,884	152	1.74%
Total interest-bearing liabilities	565,276	879	0.62%	474,376	681	0.57%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	163,297			155,408
Other noninterest-bearing liabilities	7,792			6,955
Total liabilities	736,365			636,739
Total equity	112,800			104,901
Total liabilities and equity	$849,165			$741,640

Net interest income		$7,937			$6,345
Interest rate spread (1)			3.75%			3.43%
Net interest-earning assets (2)	$240,644			$227,380
Net interest margin (3)			3.94%			3.62%
Average interest-earning assets to interest-bearing liabilities	142.57%			147.93%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Three Months Ended June 30, 2017
	Compared to the Three Months Ended June 30, 2016
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$522	$1,230	$1,752
Interest-earning deposits	3	(6)	(3)
Investment securities	27	6	33
Federal Home Loan Bank stock	4	4	8

Total interest-earning assets	556	1,234	1,790

Interest-bearing liabilities:
Savings accounts	5	3	8
Money Market accounts	43	37	80
Now accounts	(4)	5	1
Certificates of deposit	28	32	60

Total interest-bearing deposits	71	78	149

Federal Home Loan Bank advances	(23)	72	49

Total interest-bearing liabilities	48	150	198

Change in net interest income	$508	$1,084	$1,592

Results of Operations for the Six Months Ended June 30, 2017 and 2016

General. Net income increased $553,000 to $3.4 million for the six months ended June 30, 2017 from $2.9 million for the six months ended June 30, 2016. The increase was related to an increase of $2.6 million in net interest income and a $669,000 increase in noninterest income, partially offset by an increase in provision for loan losses of $1.1 million and an increase in noninterest expense of $1.5 million.

Interest and Dividend Income. Interest and dividend income, which includes Federal Home Loan Bank stock dividends, increased $2.9 million, or 20.9%, to $16.9 million for the six months ended June 30, 2017 from $14.0 million for the six months ended June 30, 2016. This was primarily attributable to an increase in interest and fees on loans, which increased $2.9 million, or 23.6%, to $15.1 million for the six months ended June 30, 2017 from $12.3 million for the six months ended June 30, 2016.

The increase in interest income on loans was due to an increase in the average balance of loans of $94.6 million, or 16.7%, to $661.8 million for the six months ended June 30, 2017 from $567.2 million for the six months ended June 30, 2016. Yield on loans also increased 26 basis points to 4.58% for the six months ended June 30, 2017 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $281,000, or 20.4%, to $1.7 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016, caused by an increase in interest expense on deposits and on borrowings. Interest expense on deposits increased $164,000, or 15.1%, to $1.2 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016, as the average rate paid on interest-bearing deposits increased one basis point to 0.50% for the six months ended June 30, 2017 from 0.49% for the six months ended June 30, 2016. The increase in the average rate was primarily the result of increases in the average rate paid on money market accounts. The average rate paid on money market accounts increased due to rises in the rate environment. The average balance of interest-bearing deposits increased $54.9 million, or 12.4%, to $498.6 million for the six months ended June 30, 2017 from $443.7 million for the six months ended June 30, 2016. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $44.0 million, or 40.5%, and an increase in the average balance of savings accounts, which increased $9.7 million, or 9.1%.

Interest expense on borrowings increased $117,000, or 39.8%, to $411,000 for the six months ended June 30, 2017 from $294,000 for the six months ended June 30, 2016. The interest expense on borrowings increased due to the increase in average outstanding balances of $22.7 million, or 65.0% to $57.5 million for the six months ended June 30, 2017. The increase in the average outstanding balance was partially offset by the cost decrease of 26 basis points to 1.43% for the six months ended June 30, 2017 due to restructuring borrowings at a lower interest rate. The average balance in borrowings increased during the six months ended June 30, 2017 to aid in funding the loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased $2.6 million, or 20.9%, to $15.3 million for the six months ended June 30, 2017 from $12.6 million for the six months ended June 30, 2016. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased 27 basis points to 3.69% for the six months ended June 30, 2017 from 3.42% for the six months ended June 30, 2016. Our net interest margin increased 26 basis points to 3.86% for the six months ended June 30, 2017 from 3.60% for the six months ended June 30, 2016. The average yield we earned on interest-earning assets increased 28 basis points to 4.28% and the average rate paid on interest-bearing liabilities increased two basis points to 0.60%.

Provision for Loan Losses. The provision for loan losses was $1.5 million for the six months ended June 30, 2017 compared to $321,000 for the six months ended June 30, 2016. The provision recorded resulted in an allowance for loan losses of $10.0 million, or 1.40% of total loans at June 30, 2017, compared to $8.6 million, or 1.36% of total loans, at December 31, 2016 and $8.2 million, or 1.40% of total loans, at June 30, 2016. The provision for the six months ended June 30, 2017 resulted primarily from an increase in the loan portfolio as we apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases.

Noninterest Income. Noninterest income increased $669,000, or 35.2%, to $2.6 million for the six months ended June 30, 2017 from $1.9 million for the six months ended June 30, 2016. The increase was primarily caused by an increase in the gain on sales of marketable equity securities and an increase in income from service fees. Gains on sales of securities increased $503,000 to $540,000 for the six months ended June 30, 2017 from $37,000 for the six months ended June 30, 2016. Income from service fees increased $87,000, or 14.6%, to $684,000 for the six months ended June 30, 2017 from $597,000 for the six months ended June 30, 2016.

Noninterest Expense. Noninterest expense increased $1.5 million, or 14.9%, to $11.5 million for the six months ended June 30, 2017 from $10.0 million for the six months ended June 30, 2016. The largest increases were related to the salaries and employee benefits expense, marketing expense, occupancy expense and other expense. The increase in salary and employee benefits of $1.1 million, or 17.9%, to $7.4 million for the six months ended June 30, 2017 from $6.3 million for the six months ended June 30, 2016 was primarily related to an increased employee base and an increase in stock-based compensation expense in 2017 compared to 2016. The marketing expense increased $42,000, or 38.9%, to $150,000 for the six months ended June 30, 2017 from $108,000 for the six months ended June 30, 2016. The primary reason the marketing expense increased was due to strategic target marketing within the Company’s footprint. Occupancy expense increased $139,000, or 17.8%, to $921,000 for the six months ended June 30, 2017 from $782,000 for the six months ended June 30, 2016. The primary reason occupancy expense increased was maintenance expenses related to the purchase of the Portsmouth, New Hampshire building. The increase in other expense of $351,000, or 24.6%, to $1.8 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016 was primarily related to increase in software expense and the directors’ stock-based compensation. The noninterest expense increases were partially offset by decreases in professional fees and the FDIC assessment expense. The decrease in professional fees of $149,000, or 25.8%, to $429,000 for the six months ended June 30, 2017 from $578,000 for the six months ended June 30, 2016 was due to one-time services incurred in 2016. The decrease in the FDIC assessment expense was $49,000, or 25.8%, to $141,000 for the six months ended June 30, 2017 from $190,000 for the six months ended June 30, 2016. The decrease was related to a change in the FDIC reserve calculation.

Income Tax Provision. We recorded a provision for income taxes of $1.5 million for the six months ended June 30, 2017, reflecting an effective tax rate of 30.4%, compared to a provision of $1.4 million for the six months ended June 30, 2016, reflecting an effective tax rate of 32.2%. The changes in the income tax provision were primarily due to the purchase of tax credits in 2017. Our effective tax rates are below statutory federal and state rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

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

	For the Six Months Ended June 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$661,815	$15,144	4.58%	$567,235	$12,250	4.32%
Interest-earning deposits	2,649	9	0.68%	6,954	14	0.40%
Investment securities	122,752	1,714	2.79%	124,056	1,697	2.74%
Federal Home Loan Bank stock	3,149	61	3.87%	2,727	45	3.30%
Total interest-earning assets	790,365	16,928	4.28%	700,972	14,006	4.00%
Non-interest earning assets	45,760			39,569

Total assets	$836,125			$740,541

Interest-bearing liabilities:
Savings accounts	$116,192	109	0.19%	$106,525	85	0.16%
Money market accounts	152,618	277	0.36%	108,613	142	0.26%
NOW accounts	113,294	334	0.59%	109,504	319	0.58%
Certificates of deposit	116,485	528	0.91%	119,052	538	0.90%
Total interest-bearing deposits	498,589	1,248	0.50%	443,694	1,084	0.49%
Federal Home Loan Bank advances	57,527	411	1.43%	34,864	294	1.69%
Total interest-bearing liabilities	556,116	1,659	0.60%	478,558	1,378	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	157,442			151,502
Other noninterest-bearing liabilities	7,961			6,840
Total liabilities	721,519			636,900
Total equity	114,606			103,641
Total liabilities and equity	$836,125			$740,541

Net interest income		$15,269			$12,628
Interest rate spread (1)			3.69%			3.42%
Net interest-earning assets (2)	$234,249			$222,414
Net interest margin (3)			3.86%			3.60%
Average interest-earning assets to interest-bearing liabilities	142.12%			146.48%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Six Months Ended June 30, 2017
	Compared to the Six Months Ended June 30, 2016
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$762	$2,132	$2,894
Interest-earning deposits	6	(11)	(5)
Investment securities	35	(18)	17
Federal Home Loan Bank stock	8	8	16

Total interest-earning assets	811	2,111	2,922

Interest-bearing liabilities:
Savings accounts	16	8	24
Money Market accounts	66	69	135
Now accounts	4	11	15
Certificates of deposit	2	(12)	(10)

Total interest-bearing deposits	88	76	164

Federal Home Loan Bank advances	(50)	167	117

Total interest-bearing liabilities	38	243	281

Change in net interest income	$773	$1,868	$2,641

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $11.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $123.1 million at June 30, 2017.

At June 30, 2017, we had the ability to borrow a total of $184.2 million from the Federal Home Loan Bank of Boston. On that date, we had $60.1 million in advances outstanding. At June 30, 2017, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $176.2 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At June 30, 2017 and December 31, 2016, we had $4.6 million and $25.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2017 and December 31, 2016, we had $158.9 million and $202.0 million in unadvanced funds to borrowers, respectively. We also had $3.5 million and $5.2 million in outstanding letters of credit at June 30, 2017 and December 31, 2016, respectively.

Certificates of deposit due within one year of June 30, 2017 totaled $97.1 million, or 13.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at June 30, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2017, we originated $135.2 million of loans, all of which were intended to be held in our portfolio. We also purchased $11.3 million in loans and $12.5 million in securities. During the six months ended June 30, 2016, we originated $89.8 million of loans, all of which were intended to be held in our portfolio, and we did not purchase any loans. We also purchased $369,000 in securities during the six months ended June 30, 2016.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $73.4 million and $30.1 million for the six months ended June 30, 2017 and 2016, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances increased $27.2 million and $9.5 million during the three months ended June 30, 2017 and 2016, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At June 30, 2017, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company’s repurchases of common stock for the three months ended June 30, 2017 were as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet
	Number of	Average Price	Part of Publicly	Be Purchased Under
	Shares	Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs (1)
April 1, 2017 through April 30, 2017	-	$-	-	613,555
May 1, 2017 through May 31, 2017	6,500	$20.73	6,500	607,055
June 1, 2017 through June 30, 2017	1,200	$20.81	1,200	605,855
Total	7,700	$20.74	7,700

(1)          On January 26, 2017, the Company announced a repurchase program under which it would repurchase up to 6.6% of the then-outstanding shares of the Company’s common stock (625,015 shares) from time to time, depending on market conditions.  The repurchase program would continue until it is completed or terminated by the Company’s Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (1)
3.2	By-Laws of Provident Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: August 11, 2017	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: August 11, 2017	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

