Form 10-Q
period 2017-09-30
Provident Bancorp, Inc.
filed 2017-11-13
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017, there were 9,627,988 shares of the Registrant’s common stock, no par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
(Dollars in thousands)	2017	2016
	(unaudited)
Assets
Cash and due from banks	$8,720	$7,939
Interest-bearing demand deposits with other banks	8,827	2,637
Money market mutual funds	30	129
Cash and cash equivalents	17,577	10,705
Investments in available-for-sale securities (at fair value)	109,684	117,867
Federal Home Loan Bank stock, at cost	3,737	2,787
Loans, net	748,537	624,425
Bank owned life insurance	25,362	19,395
Premises and equipment, net	11,156	11,587
Assets held-for-sale	3,213	-
Accrued interest receivable	2,635	2,320
Deferred tax asset, net	4,808	4,913
Other assets	1,870	1,544
Total assets	$928,579	$795,543

Liabilities and Equity
Deposits:
Noninterest-bearing	$170,089	$158,075
Interest-bearing	555,184	469,907
Total deposits	725,273	627,982
Federal Home Loan Bank advances	78,365	49,858
Other liabilities	8,887	8,554
Total liabilities	812,525	686,394
Shareholders' equity:
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,652,448 shares issued, 9,627,988 shares outstanding at September 30, 2017 and 9,652,448 issued and outstanding at December 31, 2016	-	-
Additional paid-in capital	44,274	43,393
Retained earnings	72,403	66,229
Accumulated other comprehensive income	2,786	2,622
Unearned compensation - ESOP	(2,917)	(3,095)
Treasury stock: 24,460 shares at September 30, 2017	(492)	-
Total shareholders' equity	116,054	109,149
Total liabilities and shareholders' equity	$928,579	$795,543

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$8,403	$6,611	$23,547	$18,861
Interest and dividends on securities	822	807	2,597	2,549
Interest on interest-bearing deposits	14	8	23	22
Total interest and dividend income	9,239	7,426	26,167	21,432
Interest expense:
Interest on deposits	783	539	2,031	1,623
Interest on Federal Home Loan Bank advances	222	174	633	468
Total interest expense	1,005	713	2,664	2,091
Net interest and dividend income	8,234	6,713	23,503	19,341
Provision for loan losses	1,012	163	2,467	484
Net interest and dividend income after provision for loan losses	7,222	6,550	21,036	18,857
Noninterest income:
Customer service fees on deposit accounts	380	339	1,064	936
Service charges and fees - other	488	427	1,471	1,293
Gain on sale of securities, net	1,851	438	2,391	475
Bank owned life insurance income	167	147	467	460
Other income	11	12	75	101
Total noninterest income	2,897	1,363	5,468	3,265
Noninterest expense:
Salaries and employee benefits	3,943	3,219	11,346	9,500
Occupancy expense	411	412	1,332	1,194
Equipment expense	149	162	456	471
FDIC assessment	75	103	216	293
Data processing	177	163	543	491
Marketing expense	81	70	231	178
Professional fees	227	299	656	876
Directors' compensation	133	81	433	226
Other	718	703	2,197	1,987
Total noninterest expense	5,914	5,212	17,410	15,216
Income before income tax expense	4,205	2,701	9,094	6,906
Income tax expense	1,434	940	2,920	2,295
Net income	$2,771	$1,761	$6,174	$4,611

Income per share:
Basic	$0.30	$0.19	$0.67	$0.50
Diluted	$0.30	$0.19	$0.67	$0.50

Weighted Average Shares:
Basic	9,201,634	9,179,269	9,196,046	9,173,331
Diluted	9,213,056	9,179,269	9,196,046	9,173,331

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016

Net income	$2,771	$1,761	$6,174	$4,611
Other comprehensive income:
Change in net unrealized holding gains (losses)	315	(296)	2,660	1,575
Reclassification adjustment for realized gains in net income	(1,851)	(438)	(2,391)	(475)
Net change in unrealized (loss) gain	(1,536)	(734)	269	1,100
Income tax effect	569	290	(105)	(376)
Net of tax amount	(967)	(444)	164	724
Change in net unrealized holding gains on securities transferred from held-to-maturity to available-for-sale	-	-	-	2,239
Income tax effect	-	-	-	(894)
Net of tax amount	-	-	-	1,345
Other comprehensive (loss) income	(967)	(444)	164	2,069
Total comprehensive income	$1,804	$1,317	$6,338	$6,680

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	Income	ESOP	Stock	Total

Balance, December 31, 2016	9,652,448	$43,393	$66,229	$2,622	$(3,095)	$-	$109,149
Net income	-	-	6,174	-	-	-	6,174
Net change in other comprehensive income	-	-	-	164	-	-	164
Stock-based compensation expense	-	691	-	-	-	-	691
Treasury stock acquired	(24,460)	-	-	-	-	(492)	(492)
ESOP shares earned	-	190	-	-	178	-	368
Balance, September 30, 2017	9,627,988	$44,274	$72,403	$2,786	$(2,917)	$(492)	$116,054

Balance, December 31, 2015	9,498,722	$43,159	$59,890	$1,690	$(3,333)	$-	$101,406
Net income	-	-	4,611	-	-	-	4,611
Net change in other comprehensive income	-	-	-	2,069	-	-	2,069
ESOP shares earned	-	78	-	-	179	-	257
Balance, September 30, 2016	9,498,722	$43,237	$64,501	$3,759	$(3,154)	$-	$108,343

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$6,174	$4,611
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	618	627
ESOP expense	368	257
Gain on sale of securities, net	(2,391)	(475)
Change in deferred loan fees, net	382	(76)
Provision for loan losses	2,467	484
Depreciation and amortization	626	628
Loss on disposals of premise and equipment	2	-
(Increase) decrease in accrued interest receivable	(315)	233
Increase in taxes receivable	(299)	(67)
Share-based compensation expense	691	-
Increase in cash surrender value of life insurance	(467)	(459)
(Increase) decrease in other assets	(27)	67
Increase in other liabilities	333	737
Net cash provided by operating activities	8,162	6,567

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,120)	(1,386)
Proceeds from sales of available-for-sale securities	11,915	2,912
Proceeds from pay downs, maturities and calls of available-for-sale securities	11,430	11,586
Proceeds from pay downs, maturities and calls of held-to-maturity securities	-	220
(Purchase) redemption of Federal Home Loan Bank stock	(950)	843
Loan originations and purchases, net of paydowns	(127,011)	(34,869)
Recoveries of loans previously charged off	50	26
Purchase of bank owned life insurance	(5,500)	-
Additions to premises and equipment	(3,410)	(704)
Net cash used in investing activities	(126,596)	(21,372)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	55,621	60,202
Net increase (decrease) in time deposits	41,670	(27,106)
Proceeds from advances from Federal Home Loan Bank	7,000	11,500
Net change in Federal Home Loan Bank short-term advances	21,507	(27,465)
Purchase of treasury stock	(492)	-
Net cash provided by financing activities	125,306	17,131

Net increase in cash and cash equivalents	6,872	2,326
Cash and cash equivalents at beginning of period	10,705	20,464
Cash and cash equivalents at end of period	$17,577	$22,790

Supplemental disclosures:
Interest paid	$2,653	$2,095
Income taxes paid	3,219	2,362
Fixed assets transferred to assets held-for-sale	3,213	-
Held-to-maturity securities transferred to available-for-sale	-	44,240

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2016 have been reclassified to be consistent with the 2017 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 16, 2017.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The ASU establishes a single comprehensive model for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, and will supersede nearly all existing revenue recognition guidance, to clarify and converge revenue recognition principles under US GAAP and International Financial Reporting Standards (IFRS). The most significant potential impact to banking entities relates to less prescriptive derecognition requirements on the sale of other real estate owned (OREO) property. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Accordingly, the amendments are effective for annual and interim periods beginning after December 15, 2017. Early adoption was permitted for annual and interim reporting periods beginning after December 15, 2016. An entity may elect either a full retrospective or a modified retrospective application. The Company did not elect to early adopt this ASU. The Company does not expect the application of this guidance will have a material impact on the Company's financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation Stock – Compensation (Topic 718): “Improvements to Employee Share Based Payment Accounting.” This ASU changes how companies account for certain aspects of share based payments to employees. Specifically, some of the requirements under the amendments include: (1) excess tax benefits and/or tax deficiencies, determined as the difference between compensation cost recognized for financial reporting purposes and the deduction for tax, be recognized in the income statement as income tax expense or benefit in the period in which they occur, removing historical equity treatment; (2) excess tax benefits are no longer separately classified as a financing activity but rather should be classified with other income tax cash flows as an operating activity on the statement of cash flows; (3) cash paid by an employer when withholding shares for tax withholding purposes should be classified as a financing activity. Additionally, regarding forfeitures, this guidance permits a company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The amendments in this update were effective for the Company on January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments.” This ASU changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments address the classification of the following eight items in the statement of cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the Predominance Principle. The amendments in this update are effective for the Company on January 1, 2018. As the guidance only affects the classification within the statement of cash flows the Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

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

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at September 30, 2017 and December 31, 2016:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

September 30, 2017
State and municipal	$51,871	$1,611	$15	$53,467
Asset-backed securities	7,682	38	15	7,705
Government mortgage-backed securities	34,459	440	159	34,740
Trust preferred securities	1,351	-	145	1,206
Marketable equity securities	9,878	2,918	200	12,596
	105,241	5,007	534	109,714
Money market mutual funds included in cash and cash equivalents	(30)	-	-	(30)
Total available-for-sale securities	$105,211	$5,007	$534	$109,684

December 31, 2016
State and municipal	$49,367	$1,281	$68	$50,580
Corporate debt	1,000	31	-	1,031
Asset-backed securities	8,747	-	69	8,678
Government mortgage-backed securities	41,818	435	339	41,914
Trust preferred securities	1,368	-	400	968
Marketable equity securities	11,492	3,551	218	14,825
	113,792	5,298	1,094	117,996
Money market mutual funds included in cash and cash equivalents	(129)	-	-	(129)
Total available-for-sale securities	$113,663	$5,298	$1,094	$117,867

The scheduled maturities of debt securities were as follows at September 30, 2017:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value

Due within one year	$1,347	$1,367
Due after one year through five years	1,387	1,419
Due after five years through ten years	8,635	8,934
Due after ten years	41,853	42,953
Government mortgage-backed securities	34,459	34,740
Asset-backed securities	7,682	7,705
	$95,363	$97,118

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2017
Temporarily impaired securities:
State and municipal	$1,552	$12	$160	$3	$1,712	$15
Asset-backed securities	2,775	11	329	4	3,104	15
Government mortgage-backed securities	12,998	92	3,046	67	16,044	159
Trust preferred securities	15	29	1,191	116	1,206	145
Marketable equity securities	913	72	947	128	1,860	200
Total temporarily impaired securities	$18,253	$216	$5,673	$318	$23,926	$534

December 31, 2016
Temporarily impaired securities:
State and municipal	$6,413	$63	$160	$5	$6,573	$68
Asset-backed securities	8,104	60	574	9	8,678	69
Government mortgage-backed securities	20,868	247	2,770	92	23,638	339
Trust preferred securities	26	18	942	382	968	400
Marketable equity securities	1,942	104	768	114	2,710	218
Total temporarily impaired securities	$37,353	$492	$5,214	$602	$42,567	$1,094

Government mortgage-backed securities, state and municipal securities and asset-backed securities: Management believes that no individual unrealized loss at September 30, 2017 represents an other-than-temporarily impairment (OTTI) because the decline in fair value of these securities is primarily attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity.

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

Trust preferred securities: Management monitors its pooled trust preferred securities for possible other-than-temporary impairment on a quarterly basis. This review includes an analysis of collateral reports, cash flows, stress default levels and financial ratios of the underlying issuers. Management utilizes a third party to compile this data and perform other-than-temporary impairment cash flow testing. Critical assumptions that go into the other-than-temporary impairment cash flow testing are prepayment speeds, default rates of the underlying issuers and discount margins. The result of the third-party other-than-temporary impairment cash flow testing indicated no other-than-temporary impairment as of September 30, 2017.

(5)	Loans

A summary of loans is as follows:

	At		At
	September 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent	Amount	Percent
Commercial real estate	$386,062	50.78%	$336,102	53.07%
Commercial	232,511	30.58%	166,157	26.23%
Residential real estate	70,960	9.33%	76,850	12.13%
Construction and land development	55,915	7.35%	48,161	7.60%
Consumer	14,830	1.95%	6,172	0.97%
	760,278	100.00%	633,442	100.00%
Allowance for loan losses	(10,932)		(8,590)
Deferred loan fees, net	(809)		(427)
Net loans	$748,537		$624,425

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at June 30, 2017	$4,640	$3,281	$318	$1,141	$472	$100	$9,952
Charge-offs	-	(2)	-	-	(80)	-	(82)
Recoveries	-	45	-	-	5	-	50
Provision (benefit)	1,029	60	(22)	(177)	172	(50)	1,012
Balance at September 30, 2017	$5,669	$3,384	$296	$964	$569	$50	$10,932

Balance at June 30, 2016	$4,001	$2,297	$364	$1,286	$102	$181	$8,231
Charge-offs	-	-	-	-	(11)	-	(11)
Recoveries	-	-	-	-	3	-	3
Provision (benefit)	168	101	(12)	(189)	6	89	163
Balance at September 30, 2016	$4,169	$2,398	$352	$1,097	$100	$270	$8,386

	For the nine months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2016	$4,503	$2,513	$328	$882	$279	$85	$8,590
Charge-offs	(6)	(63)	-	-	(106)	-	(175)
Recoveries	-	45	-	-	5	-	50
Provision (benefit)	1,172	889	(32)	82	391	(35)	2,467
Balance at September 30, 2017	$5,669	$3,384	$296	$964	$569	$50	$10,932

Balance at December 31, 2015	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Charge-offs	-	-	-	-	(29)	-	(29)
Recoveries	-	1	12	-	13	-	26
Provision (benefit)	342	259	(72)	(139)	(3)	97	484
Balance at September 30, 2016	$4,169	$2,398	$352	$1,097	$100	$270	$8,386

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at September 30, 2017 and December 31, 2016:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
September 30, 2017
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$809	$-	$-	$-	$-	$-	$809
Ending balance:
Collectively evaluated for impairment	4,860	3,384	296	964	569	50	10,123
Total allowance for loan losses ending balance	$5,669	$3,384	$296	$964	$569	$50	$10,932

Loans:
Ending balance:
Individually evaluated for impairment	$6,738	$1,761	$408	$-	$-	$-	$8,907
Ending balance:
Collectively evaluated for impairment	379,324	230,750	70,552	55,915	14,830	-	751,371
Total loans ending balance	$386,062	$232,511	$70,960	$55,915	$14,830	$-	$760,278

December 31, 2016
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$46	$-	$-	$-	$-	$46
Ending balance:
Collectively evaluated for impairment	4,503	2,467	328	882	279	85	8,544
Total allowance for loan losses ending balance	$4,503	$2,513	$328	$882	$279	$85	$8,590

Loans:
Ending balance:
Individually evaluated for impairment	$1,956	$1,660	$422	$-	$-	$-	$4,038
Ending balance:
Collectively evaluated for impairment	334,146	164,497	76,428	48,161	6,172	-	629,404
Total loans ending balance	$336,102	$166,157	$76,850	$48,161	$6,172	$-	$633,442

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at September 30, 2017 and December 31, 2016:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

September 30, 2017
Commercial real estate	$-	$-	$-	$-	$386,062	$386,062	$-	$5,185
Commercial	3	-	-	3	232,508	232,511	-	68
Residential real estate	-	117	156	273	70,687	70,960	-	361
Construction and land development	-	-	-	-	55,915	55,915	-	-
Consumer	57	10	33	100	14,730	14,830	-	33
Total	$60	$127	$189	$376	$759,902	$760,278	$-	$5,647

December 31, 2016
Commercial real estate	$-	$-	$346	$346	$335,756	$336,102	$-	$346
Commercial	29	-	-	29	166,128	166,157	-	933
Residential real estate	-	-	-	-	76,850	76,850		303
Construction and land development	-	-	-	-	48,161	48,161	-	-
Consumer	-	-	-	-	6,172	6,172	-	-
Total	$29	$-	$346	$375	$633,067	$633,442	$-	$1,582

Information about the Company’s impaired loans by portfolio segment was as follows at and for the period ended September 30, 2017 and at and for the year ended December 31, 2016:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

September 30, 2017
With no related allowance recorded:
Commercial real estate	$1,553	$1,553	$-	$1,584	$52
Commercial	1,761	1,761	-	1,767	57
Residential real estate	408	408	-	415	16
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	3,722	3,722	-	3,766	125

With an allowance recorded:
Commercial real estate	5,185	5,185	809	1,963	-
Commercial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	5,185	5,185	809	1,963	-

Total
Commercial real estate	6,738	6,738	809	3,547	52
Commercial	1,761	1,761	-	1,767	57
Residential real estate	408	408	-	415	16
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$8,907	$8,907	$809	$5,729	$125

December 31, 2016
With no related allowance recorded:
Commercial real estate	$1,956	$1,956	$-	$2,744	$188
Commercial	799	799	-	794	42
Residential real estate	422	422	-	429	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	3,177	3,177	-	3,967	250

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	861	861	46	886	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	861	861	46	886	-

Total
Commercial real estate	1,956	1,956	-	2,744	188
Commercial	1,660	1,660	46	1,680	42
Residential real estate	422	422	-	429	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$4,038	$4,038	$46	$4,853	$250

The following summarizes troubled debt restructurings entered into during the nine months ended September 30, 2017:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

September 30, 2017
Troubled debt restructurings:
Commercial	1	$249	$249
	1	$249	$249

September 30, 2016
Troubled debt restructurings:
Commercial	1	$58	$58
	1	$58	$58

In 2017, the Company approved one troubled debt restructure totaling $249,000, with no specific reserve required based on an analysis of the borrower’s collateral coverage. The term of this commercial loan was extended to a three-year term.

The following tables present the Company’s loans by risk rating and portfolio segment at September 30, 2017 and December 31, 2016:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total

September 30, 2017
Grade:
Pass	$368,586	$216,388	$-	$55,915	$-	$640,889
Special mention	7,218	9,105	-	-	-	16,323
Substandard	10,258	7,018	421	-	-	17,697
Not formally rated	-	-	70,539	-	14,830	85,369
Total	$386,062	$232,511	$70,960	$55,915	$14,830	$760,278

December 31, 2016
Grade:
Pass	$319,712	$157,306	$-	$48,161	$-	$525,179
Special mention	4,471	1,668	-	-	-	6,139
Substandard	11,919	7,183	729	-	-	19,831
Not formally rated	-	-	76,121	-	6,172	82,293
Total	$336,102	$166,157	$76,850	$48,161	$6,172	$633,442

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

Borrowings from the Federal Home Loan Bank (the “FHLB”) are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial real estate loans and other qualified assets.

Maturities of advances from the FHLB as of September 30, 2017 are summarized as follows:

(In thousands)
Fiscal Year-End	Dollar Amount
2017	$51,545
2018	12,000
2019	4,927
2020	6,393
Thereafter	3,500
Total	$78,365

(7)	Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

September 30, 2017
State and municipal	$53,467	$-	$53,467	$-
Asset-backed securities	7,705	-	7,705	-
Mortgage-backed securities	34,740	-	34,740	-
Trust preferred securities	1,206	-	-	1,206
Marketable equity securities	12,566	12,566	-	-
Totals	$109,684	$12,566	$95,912	$1,206

December 31, 2016
State and municipal	$50,580	$-	$50,580	$-
Corporate debt	1,031	-	1,031	-
Asset-backed securities	8,678	-	8,678	-
Mortgage-backed securities	41,914	-	41,914	-
Trust preferred securities	968	-	-	968
Marketable equity securities	14,696	14,696	-	-
Totals	$117,867	$14,696	$102,203	$968

The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis for the nine-month periods ended September 30, 2017 and 2016.

(In thousands)	Available-for- Sale Securities

Balance beginning January 1, 2017	$968
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	255
Paydowns	(17)
Ending balance, September 30, 2017	$1,206

Balance beginning January 1, 2016	$1,116
Total gains or (losses) (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	(105)
Paydowns	-
Ending balance, September 30, 2016	$1,011

Fair Values of Financial Instruments Measured on a Non-Recurring Basis

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

The following summarizes financial instruments measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

September 30, 2017
Impaired loan	$4,376	$-	$-	$4,376

December 31, 2016
Impaired loan	$815	$-	$-	$815

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input
September 30, 2017
Impaired loan	$4,376	Business valuation	Comparable company valuations
December 31, 2016
Impaired loan	$815	Business valuation	Comparable company valuations

(8)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2017 and December 31, 2016:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2017
Financial assets:
Cash and cash equivalents	$17,577	$17,577	$-	$-	$17,577
Available-for-sale securities	109,684	12,566	95,912	1,206	109,684
Federal Home Loan Bank of Boston stock	3,737	3,737	-	-	3,737
Loans, net	748,537	-	-	758,964	758,964
Assets held-for-sale	3,213	-	3,213	-	3,213
Accrued interest receivable	2,635	-	2,635	-	2,635
Financial liabilities:
Deposits	725,273	-	-	725,170	725,170
Federal Home Loan Bank advances	78,365	-	78,343	-	78,343

December 31, 2016
Financial assets:
Cash and cash equivalents	$10,705	$10,705	$-	$-	$10,705
Available-for-sale securities	117,867	14,696	102,203	968	117,867
Federal Home Loan Bank of Boston stock	2,787	2,787	-	-	2,787
Loans, net	624,425	-	-	632,278	632,278
Accrued interest receivable	2,320	-	2,320	-	2,320
Financial liabilities:
Deposits	627,982	-	-	628,060	628,060
Federal Home Loan Bank advances	49,858	-	49,901	-	49,901

(9)	Regulatory Capital

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

As of September 30, 2017 and December 31, 2016, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
September 30, 2017
Total Capital (to Risk Weighted Assets)	$116,289	15.2%	$64,500	>	8.0%	$80,626	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	104,978	13.7	48,375	>	6.0	64,500	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	104,978	13.7	36,282	>	4.5	52,407	>	6.5
Tier 1 Capital (to Average Assets)	104,978	12.4	35,529	>	4.0	44,411	>	5.0
December 31, 2016
Total Capital (to Risk Weighted Assets)	$107,731	15.9%	$54,272	>	8.0%	$67,840	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	97,750	14.4	40,704	>	6.0	54,272	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,750	14.4	30,528	>	4.5	44,096	>	6.5
Tier 1 Capital (to Average Assets)	97,750	12.6	31,058	>	4.0	38,822	>	5.0

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the stock offering except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks, and except to fund stock benefit plans. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In January 2017, the Company received a non-objection from the Federal Reserve Board to adopt a stock repurchase program for up to 6.6% of its common stock. As of September 30, 2017, the Company had repurchased 24,460 shares of its stock at an average price of $20.07 per share, or 3.9% of the 625,015 shares authorized for repurchase under the Company’s repurchase program.

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

	September 30, 2017	December 31, 2016
Allocated	47,620	23,810
Committed to be allocated	17,858	23,810
Unallocated	291,674	309,532
Total	357,152	357,152

The fair value of unallocated shares was approximately $6.8 million at September 30, 2017.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2017 and September 30, 2016 was $126,000 and $95,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2017 and September 30, 2016 was $368,000 and $257,000, respectively.

(11)	Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated ESOP shares, treasury stock and unvested restricted stock is not deemed outstanding for earnings per share calculations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net Income attributable to common shareholders	$2,771	$1,761	$6,174	$4,611

Average number of common shares issued	9,652,448	9,498,722	9,652,448	9,498,722
Less:
average unallocated ESOP shares	(296,398)	(319,453)	(301,342)	(325,391)
average unvested restricted stock	(133,258)	-	(140,869)	-
average treasury stock acquired	(21,158)	-	(14,191)	-
Average number of common shares outstanding to calculate basic earnings per common share	9,201,634	9,179,269	9,196,046	9,173,331

Effect of dilutive unvested restricted stock and stock option awards	11,422	-	-	-
Average number of common shares outstanding to calculate diluted earnings per common share	9,213,056	9,179,269	9,196,046	9,173,331

Earnings per common share:
Basic	$0.30	$0.19	$0.67	$0.50
Diluted	$0.30	$0.19	$0.67	$0.50

(12)	Share-Based Compensation

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2017, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2016	384,268	$17.40
Granted	-	-
Balance at September 30, 2017	384,268	$17.40	9.13	$1,364,151
Outstanding and expected to vest at September 30, 2017	384,268	$17.40	9.13	$1,364,151
Exercisable at September 30, 2017	-	-	-	-
Unrecognized compensation cost	$1,594,000
Weighted average remaining recognition period (years)	4.13

For the three and nine months ended September 30, 2017, total expense for the stock options was $97,000 and $290,000, respectively. There was no stock-based compensation expense for the three and nine months ended September 30, 2016.

Restricted Stock

Shares issued upon the granting of restricted stock may be either authorized but unissued shares or reacquired shares held by the Company. Any shares forfeited because vesting requirements are not met will again be available for issuance under the Equity Plan. The fair market value of shares awarded, based on the market prices at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period.

The following table presents the activity in restricted stock awards under the Equity Plan for the nine months September 30, 2017:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price
Restricted stock awards at December 31, 2016	153,726	$17.40
Granted	-	-
Restricted stock awards at September 30, 2017	153,726	$17.40
Unrecognized compensation cost	$2,208,000
Weighted average remaining recognition period (years)	4.13

For the three and nine months ended September 30, 2017, total expense for the restricted stock awards was $134,000 and $401,000, respectively. There was no stock-based compensation expense for the three and nine months ended September 30, 2016.

Item 2.	Management’s Discussion of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and nine month periods ended September 30, 2017 may not be indicative of results for all of 2017 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. These factors include general economic conditions, including trends and levels of interest rates; the ability of our borrowers to repay their loans; the ability of the Company or the Bank to effectively manage its growth; real estate values in the market area; loan demand; competition; changes in accounting policies; changes in laws and regulations; our success in introducing new products or entering new markets; our ability to retain key employees; failures or breaches of our IT systems; and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Current Reports on Form 8-K.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the size and composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company classifies a loan as impaired when, based on current information and events, it is probable that it will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures.

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2017 or during the twelve months ended December 31, 2016.

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

Balance Sheet Analysis

Assets. Total assets were $928.6 million at September 30, 2017, an increase of $133.0 million, or 16.7%, from $795.5 million at December 31, 2016. The increase resulted primarily from increases in net loans of $124.1 million, cash and cash equivalents of $6.9 million, bank owned life insurance of $6.0 million and assets held-for-sale of $3.2 million. These increases were partially offset by a decrease in available-for-sale investment securities of $8.2 million.

Loans. At September 30, 2017, net loans were $748.5 million, or 80.6% of total assets, compared to $624.4 million, or 78.5% of total assets, at December 31, 2016. An increase in commercial loans of $66.4 million, or 39.9%, an increase in commercial real estate loans of $50.0 million, or 14.9%, an increase in construction and land development loans of $7.8 million, or 16.1%, and an increase in consumer loans of $8.7 million, or 140.3%, were partially offset by a decrease in residential real estate loans of $5.9 million, or 7.7%. Our commercial loan growth is attributed to adding lenders and a continued assessment of other opportunities in our expanded market area. The consumer loan growth is primarily due to loan purchases.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	September 30,		December 31,
(Dollars in thousands)	2017		2016
	Amount	Percent	Amount	Percent
Commercial real estate	$386,062	50.78%	$336,102	53.07%
Commercial	232,511	30.58%	166,157	26.23%
Residential real estate	70,960	9.33%	76,850	12.13%
Construction and land development	55,915	7.35%	48,161	7.60%
Consumer	14,830	1.95%	6,172	0.97%
	760,278	100.00%	633,442	100.00%
Allowance for loan losses	(10,932)		(8,590)
Deferred loan fees, net	(809)		(427)
Net loans	$748,537		$624,425

Assets held-for-sale. Assets held-for-sale increased to $3.2 million at September 30, 2017 from zero at December 31, 2016. A building in Portsmouth, New Hampshire was purchased by the Bank in January 2017. The cost of this building and the related improvements is $3.2 million as of September 30, 2017. The Bank has entered into an agreement to sell the building to be developed into a mixed used commercial building for $3.2 million. The Company intends to buy back a portion of the building to provide space for future additional employees as we grow.

Deposits. Total deposits increased $97.3 million, or 15.5%, to $725.3 million at September 30, 2017 from $628.0 million at December 31, 2016. The increase was primarily due to an increase in time deposits of $41.7 million, an increase in money market accounts of $50.8 million, and an increase in savings accounts of $6.5 million. Increases in time deposits were primarily due to increases in brokered certificates of deposit of $32.4 million and an increase of $11.1 million in QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting online rates we will pay on these deposits. The increase in money market accounts is primarily due to targeting larger deposit relationships at premium pricing.

Borrowings. Borrowings at both September 30, 2017 and December 31, 2016 consisted entirely of Federal Home Loan Bank advances. Borrowings increased $28.5 million, or 57.2%, to $78.4 million at September 30, 2017 from $49.9 million at December 31, 2016. The increase was primarily to fund loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $6.9 million, or 6.3%, to $116.1 million at September 30, 2017, from $109.1 million at December 31, 2016. The increase was primarily due to year-to-date net income of $6.2 million; increases of $164,000 in year-to-date accumulated other comprehensive income, reflecting an increase in the fair value of available-for-sale securities, and a $691,000 increase in additional paid-in capital related to stock based compensation; partially offset by common stock repurchases totaling $492,000. Book value per share increased to $12.05 at September 30, 2017 from $11.31 at December 31, 2016.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans:
Real estate:
Commercial	$5,185	$346
Residential	361	303
Construction and land development	-	-
Commercial	68	933
Consumer	33	-
Total non-accrual loans	5,647	1,582

Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total non-performing assets	$5,647	$1,582

Total loans (1)	$759,469	$633,015
Total assets	$928,579	$795,543
Total non-performing loans to total loans (1)	0.74%	0.25%
Total non-performing assets to total assets	0.61%	0.20%

(1)	Loans are presented before the allowance for loan losses but include deferred fees/costs

The increase in non-performing assets at September 30, 2017 compared to December 31, 2016 was primarily due to the addition of one commercial real estate lending relationship, consisting of two loans totaling $5.2 million. Although we have continued to receive payments due under the terms of the loans, we placed the loans on non-accrual status due to the financial performance of the borrower. Based on management’s most recent evaluation, the Bank has assigned a specific reserve of $809,000 as of September 30, 2017 to this lending relationship.

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio size and composition, amount of and trend regarding delinquent net non-accrual loans and charge-offs, national and local business conditions, loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$8,590	$7,905
Provision for loan losses	2,467	484
Charge offs:
Real estate:
Commercial	6	-
Residential	-	-
Construction and land development	-	-
Commercial	63	-
Consumer	106	29
Total charge-offs	175	29

Recoveries:
Real estate:
Commercial	-	-
Residential	-	12
Construction and land development	-	-
Commercial	45	1
Consumer	5	13
Total recoveries	50	26

Net charge-offs	125	3

Allowance at end of period	$10,932	$8,386

Non-performing loans at end of period	$5,647	$1,420
Total loans outstanding at end of period (1)	759,469	597,750
Average loans outstanding during the period (1)	681,034	574,655

Allowance to non-performing loans	193.59%	590.56%
Allowance to total loans outstanding at end of period	1.44%	1.40%
Net charge-offs to average loans outstanding during the during the period (annualized)	0.02%	0.00%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended September 30, 2017 and 2016

General. Net income increased $1.0 million to $2.8 million for the three months ended September 30, 2017 from $1.8 million for the three months ended September 30, 2016. The increase was related to an increase of $1.5 million in net interest and dividend income and a $1.5 million increase in noninterest income, partially offset by an increase in provision for loan losses of $849,000 and an increase in noninterest expense of $702,000.

Interest and Dividend Income. Interest and dividend income, which includes Federal Home Loan Bank stock dividends, increased $1.8 million, or 24.4%, to $9.2 million for the three months ended September 30, 2017 from $7.4 million for the three months ended September 30, 2016. This increase was primarily attributable to an increase in interest and fees on loans, which increased $1.8 million, or 27.1%, to $8.4 million for the three months ended September 30, 2017 from $6.6 million for the three months ended September 30, 2016.

The increase in interest income on loans was due to an increase in the average balance of loans of $129.8 million, or 22.0%, to $719.1 million for the three months ended September 30, 2017 from $589.3 million for the three months ended September 30, 2016. Interest income increased to a lesser extent due to the yield on loans increasing 18 basis points to 4.67% for the three months ended September 30, 2017 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $292,000, or 41.0%, to $1.0 million for the three months ended September 30, 2017 from $713,000 for the three months ended September 30, 2016, caused by an increase in interest expense on deposits and on borrowings. Interest expense on deposits increased $244,000, or 45.3%, to $783,000 for the three months ended September 30, 2017 from $539,000 for the three months ended September 30, 2016, due to an increase in the average rate paid on interest-bearing deposits of 10 basis points to 0.58% for the three months ended September 30, 2017 from 0.48% for the three months ended September 30, 2016. The increase in the average rate was primarily the result of increases in the average rate paid on money market accounts and certificates of deposit. The average rate paid on money market accounts and certificates of deposit increased due to changes in the rate environment. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $93.2 million, or 20.8%, to $542.2 million for the three months ended September 30, 2017 from $449.0 million for the three months ended September 30, 2016. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $62.6 million, or 52.9%, and an increase in the average balance of certificates of deposit, which increased $24.2 million, or 23.9%.

Interest expense on borrowings increased $48,000, or 27.6%, to $222,000 for the three months ended September 30, 2017 from $174,000 for the three months ended September 30, 2016. The interest expense on borrowings increased due to the increase in average outstanding balance of $21.9 million, or 61.8% to $57.4 million for the three months ended September 30, 2017. The increase in the average outstanding balance was partially offset by a 41 basis point decrease in the cost of borrowings to 1.55% for the three months ended September 30, 2017. The average balance in borrowings increased during the three months ended September 30, 2017 to support funding loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased $1.5 million, or 22.7%, to $8.2 million for the three months ended September 30, 2017 from $6.7 million for the three months ended September 30, 2016. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased 17 basis points to 3.70% for the three months ended September 30, 2017 from 3.53% for the three months ended September 30, 2016. Our net interest margin increased 17 basis points to 3.89% for the three months ended September 30, 2017 from 3.72% for the three months ended September 30, 2016.

Provision for Loan Losses. The provision for loan losses was $1.0 million for the three months ended September 30, 2017 compared to $163,000 for the three months ended September 30, 2016. The provision recorded resulted in an allowance for loan losses of $10.9 million, or 1.44% of total loans at September 30, 2017, compared to $8.6 million, or 1.36% of total loans, at December 31, 2016 and $8.4 million, or 1.40% of total loans, at September 30, 2016. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. The non-accrual loans as of September 30, 2017 was primarily composed of one commercial real estate lending relationship totaling $5.2 million. Based on management’s most recent evaluation, the Bank has assigned a specific reserve of $809,000 to this lending relationship as of September 30, 2017.

Noninterest Income. Noninterest income increased $1.5 million, or 112.5%, to $2.9 million for the three months ended September 30, 2017 from $1.4 million for the three months ended September 30, 2016. The increase was primarily caused by an increase in the gain on sales of securities and an increase in income from service fees. Gains on sales of securities increased $1.4 million, or 322.6%, to $1.9 for the three months ended September 30, 2017 from $438,000 for the three months ended September 30, 2016. Effective January 2018, the Company is adopting ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard will require us to measure our equity investments at fair value with changes in fair value recognized in net income. In order to reduce the potential quarterly volatility, the Company may divest more equity securities. As of September 30, 2017, the Company’s marketable equity securities portfolio had a total fair value of $12.6 million including a net unrealized gain of $2.7 million. Income from service charges increased $61,000, or 14.3%, to $488,000 for the three months ended September 30, 2017 from $427,000 for the three months ended September 30, 2016. Service fees increased due to an increase in loans.

Noninterest Expense. Noninterest expense increased $702,000, or 13.5%, to $5.9 million for the three months ended September 30, 2017 from $5.2 million for the three months ended September 30, 2016. The largest increases were related to the salaries and employee benefits expense, and directors’ compensation. The increase in salary and employee benefits of $724,000, or 22.5%, to $3.9 million for the three months ended September 30, 2017 from $3.2 million for the three months ended September 30, 2016 was primarily related to an increased employee base and stock-based compensation expense in 2017 compared to no stock based compensation expense in the prior period. The increase in directors’ fees of $52,000, or 64.2%, to $133,000 for the three months ended September 30, 2017 from $81,000 for the three months ended September 30, 2016 was primarily related to an increase in directors’ stock-based compensation expense. The noninterest expense increases were partially offset by decreases in professional fees and the FDIC assessment expense. The decrease in professional fees of $72,000, or 24.1%, to $227,000 for the three months ended September 30, 2017 from $299,000 for the three months ended September 30, 2016 was due to one-time services incurred in 2016 for the development of equity compensation plans. The decrease in the FDIC assessment expense was $28,000, or 27.2%, to $75,000 for the three months ended September 30, 2017 from $103,000 for the three months ended September 30, 2016. The decrease was related to a change in the FDIC reserve calculation.

Income Tax Provision. We recorded a provision for income taxes of $1.4 million for the three months ended September 30, 2017, reflecting an effective tax rate of 34.1%, compared to a provision of $940,000 for the three months ended September 30, 2016, reflecting an effective tax rate of 34.8%. The changes in the income tax provision were primarily due to the purchase of tax credits in 2017. Our effective tax rates are below statutory federal and state rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

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

	For the Three Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$719,116	$8,403	4.67%	$589,335	$6,611	4.49%
Interest-earning deposits	4,897	14	1.14%	7,864	8	0.41%
Investment securities	118,672	793	2.67%	121,596	785	2.58%
Federal Home Loan Bank stock	3,028	29	3.83%	2,369	22	3.71%
Total interest-earning assets	845,713	9,239	4.37%	721,164	7,426	4.12%
Non-interest earning assets	45,951			38,970

Total assets	$891,664			$760,134

Interest-bearing liabilities:
Savings accounts	$117,049	51	0.17%	$116,685	55	0.19%
Money market accounts	181,064	234	0.52%	118,439	88	0.30%
NOW accounts	118,469	172	0.58%	112,446	171	0.61%
Certificates of deposit	125,645	326	1.04%	101,426	225	0.89%
Total interest-bearing deposits	542,227	783	0.58%	448,996	539	0.48%
Federal Home Loan Bank advances	57,446	222	1.55%	35,512	174	1.96%
Total interest-bearing liabilities	599,673	1,005	0.67%	484,508	713	0.59%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	168,129			160,070
Other noninterest-bearing liabilities	8,230			7,504
Total liabilities	776,032			652,082
Total equity	115,632			108,052
Total liabilities and equity	$891,664			$760,134

Net interest income		$8,234			$6,713
Interest rate spread (1)			3.70%			3.53%
Net interest-earning assets (2)	$246,040			$236,656
Net interest margin (3)			3.89%			3.72%
Average interest-earning assets to interest-bearing liabilities	141.03%			148.84%

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

	For the Three Months Ended September 30, 2017
	Compared to the Three Months Ended September 30, 2016
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$285	$1,507	$1,792
Interest-earning deposits	10	(4)	6
Investment securities	27	(19)	8
Federal Home Loan Bank stock	1	6	7

Total interest-earning assets	323	1,490	1,813

Interest-bearing liabilities:
Savings accounts	(4)	0	(4)
Money Market accounts	85	61	146
Now accounts	(8)	9	1
Certificates of deposit	42	59	101

Total interest-bearing deposits	115	129	244

Federal Home Loan Bank advances	(43)	91	48

Total interest-bearing liabilities	72	220	292

Change in net interest income	$251	$1,270	$1,521

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

General. Net income increased $1.6 million to $6.2 million for the nine months ended September 30, 2017 from $4.6 million for the nine months ended September 30, 2016. The increase was related to an increase of $4.2 million in net interest income and a $2.2 million increase in noninterest income, partially offset by an increase in provision for loan losses of $2.0 million and an increase in noninterest expense of $2.2 million.

Interest and Dividend Income. Interest and dividend income, which includes Federal Home Loan Bank stock dividends, increased $4.7 million, or 22.1%, to $26.2 million for the nine months ended September 30, 2017 from $21.4 million for the nine months ended September 30, 2016. This increase was primarily attributable to an increase in interest and fees on loans, which increased $4.7 million, or 24.8%, to $23.5 million for the nine months ended September 30, 2017 from $18.9 million for the nine months ended September 30, 2016.

The increase in interest income on loans was due to an increase in the average balance of loans of $106.4 million, or 18.5%, to $681.0 million for the nine months ended September 30, 2017 from $574.7 million for the nine months ended September 30, 2016. Interest income increased to a lesser extent due to a higher yield on loans, which increased 23 basis points to 4.61% for the nine months ended September 30, 2017 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $573,000, or 27.4%, to $2.7 million for the nine months ended September 30, 2017 from $2.1 million for the nine months ended September 30, 2016, caused by an increase in interest expense on deposits and on borrowings. Interest expense on deposits increased $408,000, or 25.1%, to $2.0 million for the nine months ended September 30, 2017 from $1.6 million for the nine months ended September 30, 2016, due to an increase in average rate paid on interest-bearing deposits by four basis points to 0.53% for the nine months ended September 30, 2017 from 0.49% for the nine months ended September 30, 2016. The increase in the average rate was primarily the result of increases in the average rate paid on money market accounts and certificates of deposit. The average rate paid on money market accounts and certificates of deposit increased due to changes in the rate environment. Interest expense also increased due to higher average balances of interest-bearing deposits, which increased $67.8 million, or 15.2%, to $513.3 million for the nine months ended September 30, 2017 from $445.5 million for the nine months ended September 30, 2016. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $50.3 million, or 44.9%.

Interest expense on borrowings increased $165,000, or 35.3%, to $633,000 for the nine months ended September 30, 2017 from $468,000 for the nine months ended September 30, 2016. The interest expense on borrowings increased due to the increase in average outstanding balance of $22.4 million, or 63.9% to $57.5 million for the nine months ended September 30, 2017. The increase in the average outstanding balance was partially offset by the decrease in the average rate paid of 31 basis points to 1.47% for the nine months ended September 30, 2017 due to restructuring borrowings at a lower interest rate. The average balance of borrowings increased during the nine months ended September 30, 2017 to support funding loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased $4.2 million, or 21.5%, to $23.5 million for the nine months ended September 30, 2017 from $19.3 million for the nine months ended September 30, 2016. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased 23 basis points to 3.69% for the nine months ended September 30, 2017 from 3.46% for the nine months ended September 30, 2016. Our net interest margin increased 23 basis points to 3.87% for the nine months ended September 30, 2017 from 3.64% for the nine months ended September 30, 2016.

Provision for Loan Losses. The provision for loan losses was $2.5 million for the nine months ended September 30, 2017 compared to $484,000 for the nine months ended September 30, 2016. The provision recorded resulted in an allowance for loan losses of $10.9 million, or 1.44% of total loans at September 30, 2017, compared to $8.6 million, or 1.36% of total loans, at December 31, 2016 and $8.4 million, or 1.40% of total loans, at September 30, 2016. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. The non-accrual loans as of September 30, 2017 was primarily composed of one commercial real estate relationship totaling $5.2 million. Based on management’s most recent evaluation, the Bank has assigned a specific reserve of $809,000 to this lending relationship as of September 30, 2017.

Noninterest Income. Noninterest income increased $2.2 million, or 67.5%, to $5.5 million for the nine months ended September 30, 2017 from $3.3 million for the nine months ended September 30, 2016. The increase was primarily caused by an increase in the gain on sales of marketable equity securities and an increase in income from service fees. Gains on sales of securities increased $1.9 million to $2.4 million for the nine months ended September 30, 2017 from $475,000 for the nine months ended September 30, 2016. Effective January 2018, the Company is adopting ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard will require us to measure our equity investments at fair value with changes in fair value recognized in net income. In order to reduce the potential quarterly volatility, the Company may divest more equity securities. Income from service fees increased $178,000, or 13.8%, to $1.5 million for the nine months ended September 30, 2017 from $1.3 million for the nine months ended September 30, 2016. Service fees increased due to an increase in loans.

Noninterest Expense. Noninterest expense increased $2.2 million, or 14.4%, to $17.4 million for the nine months ended September 30, 2017 from $15.2 million for the nine months ended September 30, 2016. The largest increases were related to salaries and employee benefits expense, marketing expense, and directors’ compensation. The increase in salary and employee benefits of $1.8 million, or 19.4%, to $11.3 million for the nine months ended September 30, 2017 from $9.5 million for the nine months ended September 30, 2016 was primarily related to an increased employee base and an increase in stock-based compensation expense in 2017 compared to 2016. Marketing expenses increased $53,000, or 29.8%, to $231,000 for the nine months ended September 30, 2017 from $178,000 for the nine months ended September 30, 2016. The primary reason the marketing expense increased was due to strategic target marketing within the Company’s footprint. The increase in directors’ compensation of $207,000, or 91.6%, to $433,000 for the nine months ended September 30, 2017 from $226,000 for the nine months ended September 30, 2016 was primarily related to stock-based compensation expense incurred in 2017 compared to no expense in 2016. The noninterest expense increases were partially offset by decreases in professional fees and the FDIC assessment expense. The decrease in professional fees of $220,000, or 25.1%, to $656,000 for the nine months ended September 30, 2017 from $876,000 for the nine months ended September 30, 2016 was due to one-time services incurred in 2016 for the development of equity compensation plans. The decrease in the FDIC assessment expense was $77,000, or 26.3%, to $216,000 for the nine months ended September 30, 2017 from $293,000 for the nine months ended September 30, 2016. The decrease was related to a change in the FDIC reserve calculation.

Income Tax Provision. We recorded a provision for income taxes of $2.9 million for the nine months ended September 30, 2017, reflecting an effective tax rate of 32.1%, compared to a provision of $2.3 million for the nine months ended September 30, 2016, reflecting an effective tax rate of 33.2%. The changes in the income tax provision were primarily due to the purchase of tax credits in 2017. Our effective tax rates are below statutory federal and state rates due primarily to tax-exempt income related to investments in bank owned life insurance and municipal securities.

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

	For the Nine Months Ended September 30,
	2017			2016
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)
Assets:
Interest-earning assets:
Loans	$681,034	$23,547	4.61%	$574,655	$18,861	4.38%
Interest-earning deposits	3,406	23	0.90%	7,260	22	0.40%
Investment securities	121,377	2,507	2.75%	123,230	2,481	2.68%
Federal Home Loan Bank stock	3,108	90	3.86%	2,607	68	3.48%
Total interest-earning assets	808,925	26,167	4.31%	707,752	21,432	4.04%
Non-interest earning assets	45,916			39,368

Total assets	$854,841			$747,120

Interest-bearing liabilities:
Savings accounts	$116,481	160	0.18%	$109,936	140	0.17%
Money market accounts	162,204	511	0.42%	111,912	229	0.27%
NOW accounts	115,038	506	0.59%	110,492	490	0.59%
Certificates of deposit	119,571	854	0.95%	113,134	764	0.90%
Total interest-bearing deposits	513,294	2,031	0.53%	445,474	1,623	0.49%
Federal Home Loan Bank advances	57,500	633	1.47%	35,082	468	1.78%
Total interest-bearing liabilities	570,794	2,664	0.62%	480,556	2,091	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	161,043			154,379
Other noninterest-bearing liabilities	8,052			7,063
Total liabilities	739,889			641,998
Total equity	114,952			105,122
Total liabilities and equity	$854,841			$747,120

Net interest income		$23,503			$19,341
Interest rate spread (1)			3.69%			3.46%
Net interest-earning assets (2)	$238,131			$227,196
Net interest margin (3)			3.87%			3.64%
Average interest-earning assets to interest-bearing liabilities	141.72%			147.28%

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

	For the Nine Months Ended September 30, 2017
	Compared to the Nine Months Ended September 30, 2016
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)
Interest-earning assets:
Loans	$1,050	$3,636	$4,686
Interest-earning deposits	17	(16)	1
Investment securities	64	(38)	26
Federal Home Loan Bank stock	8	14	22

Total interest-earning assets	1,139	2,596	4,735

Interest-bearing liabilities:
Savings accounts	11	9	20
Money Market Accounts	154	128	282
Now Accounts	(4)	20	16
Certificates of deposit	45	45	90

Total interest-bearing deposits	206	201	408

Federal Home Loan Bank advances	(93)	258	165

Total interest-bearing liabilities	113	459	573

Change in net interest income	$1,026	$2,137	$4,162

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities, FHLB advances, and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $17.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $109.7 million at September 30, 2017.

At September 30, 2017, we had the ability to borrow a total of $195.8 million from the Federal Home Loan Bank of Boston. On that date, we had $78.4 million in advances outstanding. At September 30, 2017, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $178.6 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At September 30, 2017 and December 31, 2016, we had $14.7 million and $25.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2017 and December 31, 2016, we had $164.8 million and $202.0 million in unadvanced funds to borrowers, respectively. We also had $2.7 million and $5.2 million in outstanding letters of credit at September 30, 2017 and December 31, 2016, respectively.

Certificates of deposit due within one year of September 30, 2017 totaled $110.4 million, or 15.2% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2017, we originated $208.5 million of loans, all of which were intended to be held in our portfolio. We also purchased $13.1 million in loans and $13.1 million in securities. During the nine months ended September 30, 2016, we originated $141.4 million of loans, all of which were intended to be held in our portfolio, and we did not purchase any loans. We also purchased $1.4 million in securities during the nine months ended September 30, 2016.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $97.3 million and $33.1 million for the nine months ended September 30, 2017 and 2016, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances increased $28.5 million and decreased $16.0 million during the nine months ended September 30, 2017 and 2016, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At September 30, 2017, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company’s repurchases of common stock for the three months ended September 30, 2017 were as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet
	Number of	Average Price	Part of Publicly	Be Purchased Under
	Shares	Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs (1)
July 1, 2017 through July 31, 2017	-	$-	-	605,855
August 1, 2017 through August 31, 2017	800	20.25	800	605,055
September 1, 2017 through September 30, 2017	4,500	20.61	4,500	600,555
Total	5,300	$20.55	5,300

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: November 13, 2017	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: November 13, 2017	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

