Form 10-K
period 2017-12-31
Provident Bancorp, Inc.
filed 2018-03-15
CIK 1635840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2017, as reported by the Nasdaq Capital Market, was approximately $86.7 million.
The number of shares outstanding of the registrant’s common stock as of March 5, 2018 was 9,628,496.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for the 2018 Annual Meeting of Stockholders (Part III).

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

•
changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•
cyber attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

•
technological changes that may be more difficult or expensive than expected;

•
the ability of third-party providers to perform their obligations to us;

•
the ability of the U.S. Government to manage federal debt limits;

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
Provident Bancorp, Inc.
Provident Bancorp, Inc. (the “Company”) is a Massachusetts corporation that was formed in 2011 by The Provident Bank (the “Bank”) to be its holding company. The Company’s common stock is quoted on the Nasdaq Capital Market under the symbol “PVBC.” Approximately 52.1% of Provident Bancorp, Inc.’s outstanding shares are owned by Provident Bancorp, a Massachusetts corporation and a mutual holding company. Provident Bancorp, Inc. owns all of the Bank’s capital stock. At December 31, 2017, Provident Bancorp, Inc. had total assets of  $902.3 million, deposits of  $750.1 million and shareholders’ equity of $115.8 million on a consolidated basis.
The Company’s executive offices are located at 5 Market Street, Amesbury, Massachusetts 01913, and the telephone number is (978) 388-0050. The Company is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks.
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
The Provident Bank is a Massachusetts-chartered stock savings bank that operates from its main office and two branch offices in the Northeastern Massachusetts area, four branch offices in Southeastern New Hampshire and one branch in located in Bedford, New Hampshire. We also have three loan production offices in Dedham, Massachusetts and Nashua and Portsmouth, New Hampshire. Our primary lending area encompasses Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County, New Hampshire, and Hillsborough County, New Hampshire. We attract deposits from the general public and use those funds to originate primarily commercial real estate and commercial business loans, and to invest in securities. In recent years, we have been successful in growing both deposits and loans. From December 31, 2013 to December 31, 2017, deposits have increased $241.5 million, or 47.5%, and net loans have increased $302.4 million, or 68.8%.
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
Market Area
Our primary lending area encompasses a broad market that includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire.
The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale and retail trade, to finance, technology and medical care. The largest employment sector, however, is education, healthcare and social services, accounting for 28.0% of jobs in Massachusetts as of December 31, 2017. Based on data from the U.S. Department of Labor, the unemployment rate for Massachusetts was 3.1% in December 2017 compared to 2.8% in December 2016, and 3.9% for the United States as a whole for December 2017. The population in Massachusetts grew 4.8% from 2010 to 2017, while the national population and the population in Essex County, Massachusetts grew 5.3% and 5.7%, respectively, over the same time period. Median household income in Massachusetts was $72,859 for 2017, compared to $57,462 and $74,010 for the nation and Essex County, respectively.
New Hampshire also provides a highly diversified economic base, with major employment sectors ranging from services and manufacturing to finance/insurance/real estate, but the largest employment sector is education, healthcare and social services. Based on data from the U.S. Department of Labor, the unemployment rate for New Hampshire was 2.3% in December 2017 compared to 2.5% in December 2016. The population in New Hampshire grew 1.4% from 2010 to 2017, while the population in Hillsborough and Rockingham Counties, New Hampshire grew 1.7% and 2.7%, respectively, over the same time period. Median household income in New Hampshire was $70,952 for 2017, compared to $76,328 and $85,511 for Hillsborough and Rockingham Counties, respectively.
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

Additionally, some of our competitors offer products and services that we do not offer, such as insurance services, trust services, and wealth management. We also face competition for investors’ funds from other financial service companies such as brokerage firms, money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation as of June 30, 2017 (the latest date for which information is available), The Provident Bank had 1.90% of the deposit market share within Essex County, Massachusetts, giving us the 13th largest market share out of 35 financial institutions with offices in that county as of that date and had 3.08% of the deposit market share within Rockingham County, New Hampshire, giving us the 9th largest market share out of 25 financial institutions with offices in that county as of that date. This data excludes deposits held by credit unions.
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
Lending Activities
Commercial Real Estate Loans.   At December 31, 2017, commercial real estate loans were $371.5 million, or 49.4%, of our total loan portfolio. This amount includes $30.3 million of multi-family residential real estate loans, which we consider a subset of commercial real estate loans, and which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities. At December 31, 2017, $223.7 million of our commercial real estate portfolio was owner occupied commercial real estate, and $147.8 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $479,000 as of December 31, 2017, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2017, our ten largest commercial real estate loans had an average balance of  $7.0 million.
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
We originate a variety of fixed- and adjustable-rate commercial real estate loans with terms and amortization periods generally up to 20 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 years. We generally include pre-payment penalties on commercial real estate loans we originate. Commercial real estate loan amounts do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, debt service ratios, by policy, are required to have a minimum net operating income to debt service coverage ratio ranging from of 1.10x to 1.25x based on loan type and the defined and approved term/amortization. For commercial real estate loans in excess of  $250,000, we require independent appraisals from an approved appraisers list. For such loans below $250,000, we require internal evaluations but do not require an independent appraisal. We require commercial real estate loan borrowers with loan relationships in excess of  $1.0 million to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. Loans below the $1.0 million threshold are reviewed annually using business and consumer credit reports, payment history, and confirmation of real estate tax payments. Commercial real estate properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.
The following table provides information with respect to our commercial real estate loans by type at December 31, 2017. The table excludes multi-family residential real estate loans, discussed below.
Type of Loan	Number of Loans	Balance
		(In thousands)
Residential 1 – 4 non-owner occupied	175	$37,377
Mixed use	70	57,867
Office	82	40,089
Retail	62	28,158
Industrial/manufacturing/warehouse	108	61,343
Gas stations	26	14,446
Restaurant/quick service	40	22,525
Other commercial real estate	84	79,400
Total	647	$341,205

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
Our largest single commercial real estate loan at December 31, 2017 totaled $15.7 million, was originated in December 2013 and is secured by non-owner occupied commercial use property. Our next largest commercial real estate loan at December 31, 2017 was for $7.6 million, was originated in November 2014 and is secured by non-owner occupied commercial use property. The third largest commercial real estate loan was for $6.8 million, was originated in September 2017 and is secured by non-owner occupied commercial use property. The collateral securing these loans is all located in our primary lending area. At December 31, 2017, all of these loans were performing in accordance with their original repayment terms.
Multi-Family Residential Real Estate Loans.   At December 31, 2017, multi-family real estate loans were $30.3 million, or 4.0% of our total loan portfolio. We do not focus on the origination of multi-family real estate lending, but we will originate these loans to well-qualified borrowers when opportunities exist that meet our underwriting standards. We currently originate new individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market area. Our multi-family real estate loans are generally secured by properties consisting of five to 15 rental units. The average outstanding loan size in our multi-family real estate portfolio was $389,000 as of December 31, 2017. We generally do not make multi-family real estate loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family residential real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.
We originate a variety of fixed and adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include pre-payment penalties on loans we originate. Multi-family real estate loan amounts do not exceed 80% of the property’s appraised value at the time the loan is originated. Debt service ratios, by policy, are required to have a minimum net operating income to debt service coverage ratio of 1.20x. We require multi-family real estate loan borrowers with loan relationships in excess of  $1.0 million to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. Loans below the $1.0 million threshold are reviewed annually using business and consumer credit reports, payment history, and confirmation of real estate tax payments. These properties may also be subject to annual inspections with pictures to support that appropriate maintenance is being performed by the owner/borrower.
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
Our largest multi-family real estate loan at December 31, 2017 totaled $2.8 million, was originated in March 2016 and is secured by a multi-family property. At December 31, 2017, this loan was performing in accordance with its original repayment terms.
Commercial Business Loans.   We make commercial business loans primarily in our market area to a variety of small and medium sized businesses, including professional and nonprofit organizations, and, to a lesser extent, sole proprietorships. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2017, commercial business loans were $240.2 million, or 31.9% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.
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
We joined the BancAlliance network in May 2011. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. As of December 31, 2017, we had $22.3 million of outstanding commercial business loans that were originated through this network. All of these loans are participations in a larger facility agented by capital finance companies. We fully underwrite these loans in accordance with our policies prior to approval.

In 2015, the Company started originating merger and acquisitions loans to small and medium size businesses in a senior secured position. The average term for these types of loans is approximately seven years. The underwriting criteria that is used to assess the senior secured cash flow lending opportunities are minimum fixed charge coverage of 1.20x to 1.50x, maximum senior leverage of 4.0x and maximum total leverage of 6.0x. The maximum senior loan-to-enterprise value must be 65% or lower. As of December 31, 2017 the Bank had a total of  $41.3 million in senior secured cash flow loans, excluding BancAlliance loans. The largest loan is $6.0 million and is secured by all business assets. At December 31, 2017 the loan was performing in accordance with its original repayment terms.
Our largest commercial business loan at December 31, 2017 totaled $8.3 million, was originated in 2016 and is secured by business assets. Our next largest commercial business loan totaled $7.3 million, was originated in 2017 and is secured by all business assets. As of December 31, 2017, the loans were performing in accordance with the original repayment terms.
Construction and Land Development Loans.   At December 31, 2017, construction and land development loans were $55.8 million, or 7.4% of our total loan portfolio, consisting of  $23.1 million of one- to four-family residential and condominium construction loans, $868,000 of residential land or development loans, and $31.8 million of commercial and multi-family real estate construction loans. At December 31, 2017, $33.4 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.
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

Our largest construction and land development loan at December 31, 2017 totaled $5.5 million, was originated in 2015 and is secured by non-owner occupied commercial use property. At December 31, 2017, this loan was performing in accordance with its original repayment terms.
One- to Four-Family Residential Loans.   Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2017, one- to four-family residential real estate loans were $67.7 million, or 9.0% of our total loan portfolio, consisting of  $43.5 million of fixed-rate loans and $24.2 million of adjustable-rate loans, respectively. This amount includes $22.4 million of home equity loans and lines of credit, which we consider a subset of one- to four-family residential real estate loans, and which are described below.
We discontinued this type of lending in 2014 to focus on commercial loan originations. Accordingly, we expect our portfolio of one- to four-family residential real estate loans to decrease over time due to normal amortization and repayments. Our one- to four-family residential real estate loans generally do not have prepayment penalties. At December 31, 2017, we were only servicing two loans with an outstanding balance of  $300,000, with each loan serviced for Fannie Mae.
Home Equity Loans and Lines of Credit.   At December 31, 2017, the outstanding balance owed on home equity loans was $1.0 million, or 0.1% of our total loan portfolio, and the outstanding balance owed on home equity lines of credit amounted to $21.4 million, or 2.8% of our total loan portfolio. We discontinued home equity loan originations in 2014 to focus on commercial loan originations, but we continue to offer home equity lines of credit. Home equity lines of credit have adjustable rates of interest with ten-year draws and terms of 15 years that are indexed to the prime rate as published by The Wall Street Journal on the last business day of the month. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan.
Consumer Loans.   We offer loans secured by certificate accounts and overdraft lines of credit. At December 31, 2017, consumer loans were $17.5 million, or 2.3% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.
In 2016, the Bank entered into an agreement to purchase pools of unsecured consumer loans via the BancAlliance Lending Club Program. This program encompasses loans risk graded by Lending Club A-C with a 680 minimum credit score, out of a possible risk grade of A-G. The Lending Club retains the servicing of these loans. As of December 31, 2017, we had $16.5 million in outstanding consumer loans that were purchased through this program.
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
Historically, we generally originated loans for our portfolio. We occasionally sold residential real estate loans in the secondary market, primarily with servicing retained. At December 31, 2017, we were servicing two residential real estate loans for others, totaling $300,000. In addition, we sell participation interests in commercial real estate loans and commercial business loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits. At December 31, 2017, we were servicing $15.6 million of commercial real estate and commercial business loans where we had sold an interest to local financial institutions. For the years ended December 31, 2017 and 2016, we sold loan participations of  $3.0 million and $316,000, respectively.
We generally do not purchase whole loans, but we will purchase loan participations from other financial institutions or through the BancAlliance program, described above. As of December 31, 2017, we had $22.3 million of outstanding commercial business loans that were originated through this network. During the year ended December 31, 2017, we purchased $4.2 million of loan participations. During the year ended December 31, 2016, we purchased $9.5 million of loan participations.
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by The Provident Bank’s board of directors and management. The Provident Bank’s board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loan relationships of  $1.0 million and below require approval by certain members of senior management. Loan relationships greater than $1.0 million up to our internal loans-to-one borrower limitation require approval by management’s Credit Committee consisting of the Chief Executive Officer, the Chief Financial Officer, the President and the Senior Vice President of Credit. Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by The Provident Bank’s Risk Committee of the board of directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the board of directors quarterly.
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2017, our regulatory limit on loans-to-one borrower was $23.4 million. We generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. As of December 31, 2017, this amount was $21.0 million, with loans greater than this amount requiring approval by The Provident Bank’s Risk Committee of the board of directors.
At December 31, 2017, our largest lending relationship consisted of 22 loans with a total exposure of $20.2 million, secured by business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2017. Our second largest lending relationship consisted of 15 loans with a total exposure of  $18.9 million, secured by business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2017. Our third largest lending relationship consisted of three loans with a total exposure of  $17.1 million, secured by commercial investment real estate. This relationship was performing in accordance with its original repayment terms at December 31, 2017. Our fourth largest lending relationship consisted of four loans with a total exposure of  $16.7 million, secured by non-owner occupied commercial use property. This relationship was performing in accordance with its original repayment terms at December 31, 2017. Our fifth largest lending relationship consisted of four loans with a total exposure of  $15.8 million, secured by a non-owner occupied commercial office building. This relationship was performing in accordance with its original repayment terms at December 31, 2017.
Investment Activities
We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government bonds, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2017.
At December 31, 2017, our investment portfolio had a fair value of  $61.4 million, and consisted primarily of U.S. Government Agency mortgage-backed securities, and state and municipal bonds. Effective January 2018, the Company adopted ASU (Accounting Standards Update) No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard requires us to measure our equity investments at fair value with changes in fair value recognized in net income. The Company evaluated the pronouncement and decided to divest from its equity securities portfolio to reduce potential volatility within the Company’s earnings performance.
Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide a use of funds when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The Risk Committee of the board of directors and management are responsible for implementation of the investment policy and monitoring our investment performance. Our Risk Committee reviews the status of our investment portfolio quarterly.
Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporarily impaired (“OTTI”). OTTI is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2017 or 2016.
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
Deposit Accounts.   The majority of our deposits (other than certificates of deposit) are from depositors who reside in our primary market areas. However, a significant portion of our brokered certificates of deposits and QwickRate deposits, described below, are from depositors located outside our primary market areas. Deposits are attracted through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area, and we encourage our commercial borrowing customers to maintain their deposit relationships with us. At December 31, 2017, our deposits totaled $750.1 million. As of that date, our certificates of deposit included $62.3 million of brokered certificates of deposit and $10.8 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. At December 31, 2017, all of our QwickRate certificates of deposit were in amounts greater than $100,000.
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
Borrowings.   We primarily utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2017, we had $163.9 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of  $2.0 million at an interest rate that adjusts daily. On that date, we had $26.8 million in advances outstanding from the Federal Home Loan Bank of Boston. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio.
Personnel
As of December 31, 2017, we had 116 full-time and 19 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.
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
Parity Approval.   A Massachusetts bank may, in accordance with Massachusetts law, exercise any power and engage in any activity that has been authorized for national banks, federal thrifts or state banks in a state other than Massachusetts, provided that the activity is permissible under applicable federal law and not specifically prohibited by Massachusetts law. Such powers and activities must be subject to the same limitations and restrictions imposed on the national bank, federal thrift or out-of-state bank that exercised the power or activity. A Massachusetts bank may exercise such powers, and engage in such activities by providing 30 days’ advanced written notice to the Massachusetts Commissioner of Banks.
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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer is 1.875% effective January 1, 2018. At December 31, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.
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
Interstate Banking and Branching.   Federal law permits well capitalized and well managed bank holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis to the extent that branching is authorized by the law of the host state for the banks chartered by that state.
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
The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2017, The Provident Bank was classified as a “well capitalized” institution.
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
Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to a bank’s insiders, i.e., executive officers, directors and principal shareholders. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a greater than 10.0% shareholder of a financial institution, and certain affiliated interests of these, together with all other outstanding loans to such person and affiliated interests, may not exceed specified limits. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers and principal shareholders be made on terms and conditions substantially the same as offered in comparable transactions to persons who are not insiders and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a financial institution to insiders cannot exceed the institution’s unimpaired capital and surplus. Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.
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
In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less tangible capital.
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

Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $122.3 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than

$122.3 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.0 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Provident Bank is in compliance with these requirements.
Federal Home Loan Bank System
The Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Provident Bank was in compliance with this requirement at December 31, 2017. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Provident Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2017, no impairment has been recognized.
At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2017, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 4.28%. There can be no assurance that such dividends will continue in the future.
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
The Federal Reserve Board has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength doctrine. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. In addition, the Federal Reserve Board has issued guidance that requires consultation with the agency prior to a bank holding company’s payment of dividends of repurchase of stock under certain circumstances. These regulatory policies could affect the ability of Provident Bancorp, Inc. to pay dividends, repurchase its stock or otherwise engage in capital distributions.
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
Federal Taxation
General.   Provident Bancorp reports its income on a calendar year basis using the accrual method of accounting. Provident Bancorp, Inc.’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2013. For its 2017 tax year, The Provident Bank’s maximum federal income tax rate is 34%.
Federal Tax Reform.   On December 22, 2017, the President signed into law H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities as of December 31, 2017 using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense during the fiscal year ended December 31, 2017 of  $2.0 million.
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
ITEM 1A.   RISK FACTORS
The material risks and uncertainties that management believes affect the Company are described below. These risks and uncertainties are not the only ones affecting the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. If any one or more of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.
Our emphasis on commercial real estate, multi-family real estate, construction and land development and commercial business lending involves risks that could adversely affect our financial condition and results of operations.
In recent years, we have shifted our loan originations to focus on commercial real estate, multi-family real estate, construction and land development and commercial business loans. We expect this focus to continue as we discontinued one- to four-family residential real estate lending in 2014. As of December 31, 2017, our commercial real estate, multi-family real estate, construction and land development and commercial business loans totaled $667.3 million, or 88.7% of our loan portfolio. As a result, our credit risk profile may be higher than traditional savings institutions that have higher concentrations of one- to four-family residential loans. These types of commercial lending activities, while potentially more profitable than one- to four-family residential lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. These loans also generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, any charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Collateral evaluation and financial statement analysis in these types of loans also requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.
The credit risk related to commercial real estate and multi-family real estate loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial real estate loans and multi-family real estate loans typically is dependent on the successful operation of the borrower’s business or the income stream of the real estate securing the loan as collateral, both of which can be significantly affected by conditions in the real estate markets or in the economy. For example, if the cash flows from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, some of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment, which may increase the risk of default or non-payment.
Further, if we foreclose on a commercial real estate or multi-family real estate loan, our holding period for the collateral may be longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral, which can result in substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability.

Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flows of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business.
Construction and land development lending involves additional risks when compared to one- to four-family residential real estate lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.
A secondary market for most types of commercial real estate, multi-family real estate, construction and land development and commercial business loans is not readily available, so we generally do not have an economically feasible opportunity to mitigate credit risk by selling part or all of our interest in these loans.
Our portfolio of loans with a higher risk of loss is increasing and the unseasoned nature of our commercial loan portfolio may result in errors in judging its collectability, which may lead to additional provisions for loan losses or charge-offs, which would hurt our profits.
Our commercial loan portfolio, which includes commercial real estate, multi-family real estate, commercial business and construction and land development loans, has increased to $667.3 million, or 88.7% of total loans, at December 31, 2017 from $394.4 million, or 78.6% of total loans, at December 31, 2014. A large portion of our commercial loan portfolio is unseasoned, meaning they were originated recently. Our limited experience with these borrowers does not provide us with a significant payment history pattern with which to judge future collectability. Further, these loans have not been subjected to unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.
Our business strategy includes the continuation of significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We expect to continue to experience growth in the amount of our assets, the level of our deposits and the scale of our operations. Achieving our growth targets requires us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected.
The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.
Regulators have promulgated guidance that provides that a financial institution that, like us, that is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (1) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors we have a concentration in loans of the type described in (2), above, which represent 202.7% of total bank capital as of December 31, 2017. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flows from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, our regulators could require us to implement additional policies and procedures that may result in additional costs to us, may result in a curtailment of our multi-family and commercial real estate lending and/or require that we maintain higher levels of regulatory capital, any of which would adversely affect our loan originations and profitability.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We maintain an allowance for loan losses, which is established through a provision for loan losses that represents management’s best estimate of probable losses within the existing loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the adequacy of the allowance for loan losses, we rely on our experience and our evaluation of economic conditions. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio. Additionally, a problem with one or more loans could require us to significantly increase the level of our provision for loan losses. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease our net income.
A worsening of economic conditions could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could have an adverse effect on our results of operations.
Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in Northeastern Massachusetts and Southern New Hampshire. Local economic conditions have a significant impact on our commercial real estate and construction and consumer loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Almost all of our loans are to borrowers located in or secured by collateral located in Northeastern Massachusetts and Southern New Hampshire.
A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:
•
demand for our products and services may decline;

•
loan delinquencies, problem assets and foreclosures may increase;

•
collateral for loans, especially real estate, may decline in value, in turn reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;

•
the value of our securities portfolio may decline; and

•
the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Changes in interest rates could hurt our profits.
Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession and instability in financial markets, among other factors beyond our control, may affect interest rates.
If interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread, which would have a negative effect on our profitability. Furthermore, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.
Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. While we pursue an asset/liability strategy designed to mitigate our risk from changes in interest rates, changes in interest rates can still have a material adverse effect on our financial condition and results of operations. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results.
Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
Changes in the valuation of our securities portfolio could hurt our profits and reduce our capital levels.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. In analyzing an equity issuer’s financial condition, management considers industry analysts’ reports, financial performance and projected target prices of investment analysts within a one-year time frame. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. Declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
Strong competition within our market area could hurt our profits and slow growth.
We face intense competition in making loans and attracting deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits and may reduce our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. Our competitors often aggressively price loan and deposit products when they enter into new lines of business or new market areas. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. If we are not able to effectively compete in our market area, our profitability may be negatively affected. The greater resources and broader offering of deposit and loan products of some of our competitors may also limit our ability to increase our interest-earning assets.
We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.
In July 2013, the federal banking agencies approved a rule that substantially amended regulatory risk-based capital rules. The final rule implements the regulatory capital reforms from the Basel Committee on Banking Supervision (“Basel III”) and changes required by the Dodd-Frank Act.
The current minimum risk-based capital and leverage ratios refines the definition of what constitutes “capital” for purposes of calculating these ratios. The current minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The rule also establishes a “capital conservation buffer” of 2.5%, and, when fully phased in, will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. We meet all of these capital requirements, including the full 2.5% capital conservation buffer as of December 31, 2017.
The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and/or result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares.
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.
The Company and the Bank are subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, insurance, monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.
The Dodd-Frank Act requires minimum leverage (Tier 1) and risk based capital requirements for bank holding companies and savings and loan holding companies that are no less than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.
The Dodd-Frank Act is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.
We are subject to the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties.
The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
The Federal Reserve Board may require us to commit capital resources to support the Bank.
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by Provident Bancorp, Inc. to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
We may be adversely affected by recent changes in U.S. tax laws.
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans and for home equity loans, (ii) a limitation on the deductibility of business interest expense and (iii) a limitation on the deductibility of property taxes and state and local income taxes.
The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Massachusetts. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.
We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and other participants in the financial services industry or we may not prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.
Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These additional sources consist primarily of Federal Home Loan Bank advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. As we continue to grow, we are likely to become more dependent on these sources. Adverse operating results or changes in industry conditions could lead to difficulty or an inability in accessing these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Our success depends on hiring and retaining certain key personnel.
Our performance largely depends on the talents and efforts of highly skilled individuals. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.
System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure we and our third-party service providers use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, continue to implement security technology and establish operational procedures designed to prevent such damage, our security measures may not be successful. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.
It is possible that a significant amount of time and money may be spent to rectify the harm caused by a breach or hack. While we have general liability insurance, there are limitations on coverage. Furthermore, cyber incidents carry a greater risk of injury to our reputation. Finally, depending on the type of incident, banking regulators can impose restrictions on our business and consumer laws may require reimbursement of customer loss.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We could be an emerging growth company for up to five years following the completion of our stock offering. If some investors find our common stock less attractive as a result of any choices to reduce our disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Our employee stock ownership plan may continue to increase our costs, which would reduce our income.
Our employee stock ownership plan purchased 8% of the total shares of common stock sold in our stock offering using funds borrowed from the Company. We record annual employee stock ownership plan expense in an amount equal to the fair value of the shares of common stock released to employees over the term of the loan. If the value of the shares of common stock continues to appreciate up to the time shares are released, compensation expense relating to the employee stock ownership plan will increase and our net income will decline.

Our 2016 Equity Incentive Plan may increase our expenses and reduce our income, and may dilute your ownership interests.
Our stockholders approved the Provident Bancorp Inc. 2016 Equity Incentive Plan under which 178,575 shares of restricted stock were issued and 446,440 shares of common stock may be issued pursuant to stock options that were granted. During 2017 and 2016, we recognized $926,000 and $113,000, respectively, in noninterest expense relating to this stock benefit plan, and we may recognize additional expenses in the future as additional grants are made.
We may fund the 2010 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Our intention is to fund the plan through open market purchases. However, stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock issuances under the plan.
Various factors may make takeover attempts more difficult to achieve.
Certain provisions of our articles of organization and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of the Company without our board of directors’ approval. Provident Bancorp, as our mutual holding company majority shareholder, will be able to control the outcome of virtually all matters presented to our shareholders for their approval, including any proposal to acquire us. Accordingly, Provident Bancorp may prevent the sale of control or merger of the Company or its subsidiaries even if such a transaction were favored by a majority of our other shareholders.
Under regulations applicable to the stock offering, for a period of three years following completion of the stock offering, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board and the Massachusetts Commissioner of Banks. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board before acquiring control of a bank holding company. Acquisition of 10% or more of any class of voting stock of a bank holding company creates a rebuttable presumption that the acquirer “controls” the bank holding company. Also, a bank holding company must obtain the prior approval of the Federal Reserve Board and the Massachusetts Board of Bank Incorporation before, among other things, acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, including the Bank.
There also are provisions in our articles of organization that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of the shares of common stock outstanding. Furthermore, shares of restricted stock and stock options that we have granted or may grant to employees and directors, stock ownership by our management and directors, employment agreements that we have entered into with our executive officers and other factors may make it more difficult for companies or persons to acquire control of the Company without the consent of our board of directors. Taken as a whole, these statutory provisions and provisions in our articles of organization could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.
The ability of Provident Bancorp, our majority shareholder, to exercise voting control over virtually all matters put to a vote of our shareholders, and to be able to prevent our shareholders from forcing a sale or second-step conversion transaction, may adversely affect the price at which our common stock will trade.
Provident Bancorp, our mutual holding company parent, owns a majority of the shares of our common stock, and therefore through its board of trustees, Provident Bancorp will control the election of our directors and any decision to enter into a corporate transaction that requires the approval of our shareholders. The same directors and officers who manage the Company and the Bank also manage Provident Bancorp. Provident Bancorp has no present plan or intent to complete a second-step conversion transaction and to sell its remaining equity interest in us. So long as Provident Bancorp continues to hold a majority of our outstanding common stock, it will have the ability to control the election of our directors and the outcome of virtually all other matters being voted on by our shareholders. For example, Provident Bancorp, through its board of trustees, may exercise its voting control to defeat a shareholder nominee for election to our board of directors. In addition, our shareholders will not be able to force a merger or second-step conversion without Provident Bancorp’s consent. Provident Bancorp’s voting control over us may adversely affect the price at which our common stock will trade as compared to the common stock of fully converted banking companies.
Our stock value may be negatively affected by applicable regulations that restrict stock repurchases.
Applicable regulations limit us from repurchasing our shares of common stock during the first three years following the stock offering. Stock repurchases are a capital management tool that can enhance the value of a company’s stock, and our limitations on our ability to repurchase our shares of common stock during the first three years following the stock offering may negatively affect our stock price.
If we declare dividends on our common stock, Provident Bancorp will be prohibited from waiving the receipt of dividends.
The Company’s board of directors has the authority to declare dividends on our common stock, subject to statutory and regulatory requirements. If the Company pays dividends to its shareholders, it also will be required to pay dividends to Provident Bancorp, unless Provident Bancorp is permitted by the Federal Reserve Board to waive the receipt of dividends. The Federal Reserve Board’s current position is to not permit a bank holding company to waive dividends declared by its subsidiary. In addition, Massachusetts banking regulations prohibit Provident Bancorp from waiving dividends declared and paid by the Company unless the Massachusetts Commissioner of Banks does not object to the waiver and provided the waiver is not detrimental to the safe and sound operation of the Bank. Accordingly, because dividends will be required to be paid to Provident Bancorp along with all other shareholders, the amount of dividends available for all other shareholders will be less than if Provident Bancorp were permitted to waive the receipt of dividends.
Our business may be adversely affected by fraud and other financial crimes.
Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, losses may still occur.
Managing reputational risk is important to attracting and maintaining customers, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our operating results.
Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
In preparing our periodic reports that we file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is required to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our valuation of our stock-based compensation plans, our determination of our income tax provision, and our evaluation of the adequacy of our allowance for loan losses.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
We are subject to environmental liability risk associated with lending activities
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If so, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
At December 31, 2017, we conducted business through our main office and seven branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Hampton, Portsmouth and Seabrook, New Hampshire, as well as three loan production offices located in Dedham, Massachusetts and Nashua and Portsmouth, New Hampshire. We own four of our offices and lease four of our offices. At December 31, 2017, the total net book value of our land, buildings, furniture, fixtures and equipment was $11.0 million.
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

PART II
ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)   Market, Holder and Dividend Information.   Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 5, 2018 was 483. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Provident Bancorp Inc.’s common stock for the periods indicated. The following information with respect to high and low closing prices was provided by the NASDAQ Capital Market. The Company has not paid any dividends to its stockholders to date.
Year Ended December 31, 2017:	High	Low
Fourth Quarter	$26.45	$22.40
Third Quarter	23.15	20.10
Second Quarter	24.05	19.70
First Quarter	21.55	17.20
Year Ended December 31, 2016:	High	Low
Fourth Quarter	$19.15	$15.47
Third Quarter	16.35	14.73
Second Quarter	15.89	13.40
First Quarter	13.99	12.76
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
If Provident Bancorp, Inc. pays dividends to its shareholders, it will be required to pay dividends to Provident Bancorp. The Federal Reserve Board’s current policy prohibits the waiver of dividends by mutual holding companies that are regulated as bank holding companies (as opposed to savings and loan holding companies). In addition, Massachusetts banking regulations prohibit Provident Bancorp from waiving dividends declared and paid by Provident Bancorp, Inc. unless the Massachusetts Commissioner of Banks does not object to the waiver and provided the waiver is not detrimental to the safe and sound operation of The Provident Bank. Accordingly, we do not currently anticipate that Provident Bancorp will be permitted to waive dividends paid by Provident Bancorp, Inc. Due to these regulatory restrictions, we do not currently anticipate paying cash dividends on our common stock.
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
(b)   Sales of Unregistered Securities.   Not applicable.
(c)   Use of Proceeds.   Not applicable.
(d)   Securities Authorized for Issuance Under Equity Compensation Plans.   Set forth below is information as of December 31, 2017 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of Provident Bancorp, Inc. are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 9 — Employee Benefits & Share-Based Compensation Plans.
Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	396,443	$17.59	49,997

(1)
Reflects weighted average price of stock options only

(e)   Stock Repurchases.   On January 26, 2017, the Company announced that its Board of Directors had adopted a stock repurchase program. Under the repurchase program, Provident Bancorp, Inc. may repurchase up to 625,015 shares of its common stock, or approximately 6.6% of the current outstanding shares. The repurchase program has no expiration date.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 – October 31, 2017	—	$—	—	600,555
November 1, 2017 – November 30, 2017	4,363	$23.50	4,363	596,192
December 1, 2017 – December 31, 2017	—	$—	—	596,192
Total	4,363	$23.50	4,363

(f)   Stock Performance Graph.   The Company’s shares of common stock began trading on the NASDAQ Capital Market on July 16, 2015. Accordingly, no stock performance information for the Company is available prior to this date. The performance graph below compares the Company’s cumulative shareholder return on its common stock since the closing of trading on July 16, 2015 to the cumulative total return of the Russell 2000 Index, the SNL U.S. Thrift Index, and the NASDAQ Composite Index. The initial offering price of the Company’s shares was $10.00 per share, however the graph below depicts the cumulative return on the stock since closing of trading on July 16, 2015 at $12.85 per share. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of  $100.00.

Total Return Performance
250
200
150
100
50
Index Value
Provident Bancorp, Inc. (MHC)
Russell 2000 Index
NASDAQ Composite Index
SNL U.S. Thrift Index
07/16/15
12/31/15
12/31/16
12/31/17

	Period Ending
Index	07/16/15	12/31/15	12/31/16	12/31/17
Provident Bancorp, Inc. (MHC)	100.00	101.09	139.30	205.84
Russell 2000 Index	100.00	89.87	109.02	124.98
NASDAQ Composite Index	100.00	97.54	106.19	137.66
SNL U.S. Thrift Index	100.00	101.38	124.19	123.28
Source: S&P Global Market Intelligence

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years ended and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2017 and 2016, and for the years ended December 31, 2017 and 2016, is derived in part from the audited consolidated financial statements that appear in this Annual Report.
	At December 31,
(In thousands)	2017	2016	2015	2014	2013
Financial Condition Data:
Total assets	$902,265	$795,543	$743,397	$658,606	$624,659
Cash and cash equivalents	47,689	10,705	20,464	9,558	15,356
Securities available-for-sale	61,429	117,867	80,984	76,032	87,647
Securities held-to-maturity	—	—	44,623	45,559	46,729
Federal Home Loan Bank stock, at cost	1,854	2,787	3,310	3,642	5,318
Loans receivable, net(1)	742,138	624,425	554,929	494,183	439,712
Bank-owned life insurance	25,540	19,395	18,793	12,144	11,764
Deferred tax asset, net	4,920	4,913	5,056	3,632	3,754
Deposits	750,057	627,982	577,235	536,684	508,554
Advances from Federal Home Loan Bank	26,841	49,858	57,423	39,237	40,988
Series A preferred stock	—	—	—	17,145	17,145
Total shareholders’ equity(2)	115,777	109,149	101,406	75,791	69,827
	For the Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Operating Data:
Interest and dividend income	$35,782	$28,894	$25,452	$23,266	$21,638
Interest expense	3,726	2,785	2,174	2,291	2,625
Net interest and dividend income	32,056	26,109	23,278	20,975	19,013
Provision for loan losses	2,929	703	805	1,452	1,175
Net interest and dividend income after provision for loan losses	29,127	25,406	22,473	19,523	17,838
Gains on sales of securities, net	5,912	690	317	428	2,253
Other noninterest income	4,043	3,745	3,489	3,485	2,890
Noninterest expense(3)	23,749	20,477	21,093	17,421	17,362
Income before income taxes	15,333	9,364	5,186	6,015	5,619
Tax Act expense	2,050	—	—	—	—
Income tax expense	5,368	3,025	1,363	1,453	1,607
Net income	$7,915	$6,339	$3,823	$4,562	$4,012

(1)
Excludes loans held-for-sale.

(2)
Includes retained earnings and accumulated other comprehensive income/loss.

(3)
Includes the expense related to the funding of the charitable foundation in 2015 of  $2.2 million

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets	0.91%	0.84%	0.56%	0.71%	0.66%
Return on average equity	6.84%	5.98%	4.07%	6.24%	5.84%
Interest rate spread(1)	3.71%	3.46%	3.41%	3.32%	3.16%
Net interest margin(2)	3.90%	3.65%	3.58%	3.46%	3.31%
Efficiency ratio(3)	78.67%	70.21%	79.75%	72.49%	88.36%
Average interest-earning assets to average interest-bearing liabilities	142.10%	147.58%	148.35%	137.39%	133.59%
Average equity to average assets	13.32%	14.06%	13.71%	11.43%	11.35%
Average common equity to average assets	13.32%	14.06%	11.29%	8.75%	8.18%
Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only)	14.96%	15.88%	17.06%	15.37%	16.61%
Tier 1 capital to risk weighted assets (bank only)	13.71%	14.41%	15.64%	13.87%	15.16%
Tier 1 capital to average assets (bank only)	11.80%	12.59%	13.42%	11.30%	11.08%
Common equity tier 1 capital (bank only)	13.71%	14.41%	15.64%	N/A	N/A
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans(4)	1.30%	1.36%	1.40%	1.44%	1.36%
Allowance for loan losses as a percentage of non-performing loans	108.02%	542.98%	346.10%	142.15%	183.15%
Net charge-offs to average outstanding loans during the year	0.25%	0.00%	0.02%	0.06%	0.03%
Non-performing loans as a percentage of total loans(4)	1.20%	0.25%	0.41%	1.01%	0.74%
Non-performing loans as a percentage of total assets	1.00%	0.20%	0.31%	0.77%	0.53%
Total non-performing assets as a percentage of total assets	1.00%	0.20%	0.31%	0.77%	0.53%
Other:
Number of offices	8	8	7	7	7
Number of full-time equivalent employees	126	121	108	111	109

(1)
Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2)
Represents net interest income as a percent of average interest-earning assets.

(3)
Represents noninterest expense divided by the sum of net interest income and noninterest income, excluding gains on securities available for sale, net.

(4)
Loans are presented before the allowance but include deferred costs/fees.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the business and financial information regarding Provident Bancorp, Inc., including the financial statements, provided in this Annual Report.
Overview
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
On January 26, 2017, the Company announced that its Board of Directors has adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 625,015 shares of its common stock, or approximately 6.6% of the current outstanding shares. As of December 31, 2017, the Company has repurchased 28,823 shares.
Our profitability is highly dependent on our net interest and dividend income, which is the difference between our interest income on interest-earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowed funds.
Our net income increased $1.6 million, or 24.9%, to $7.9 million for the year ended December 31, 2017 from $6.3 million for the year ended December 31, 2016. The increase was primarily due to an increase of $5.9 million, or 22.8%, in net interest and dividend income and an increase in total noninterest income of $5.5 million, or 124.5%, offset by an increase in provision for loan losses of  $2.2 million, or 316.6%, an increase in salaries and employee benefits expense of  $2.5 million, or 19.3%, and an increase in tax income expense of  $4.4 million, or 145.2%.
Our provision for loan losses was $2.9 million for the year ended December 31, 2017 compared to $703,000 for the year ended December 31, 2016. Increases of our provisions year over year are primarily a result of management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. For further information related to changes in the provision and allowance for loan losses, refer to “— Asset Quality — Allowance for Loan Losses.”
Noninterest income increased $5.5 million, or 124.5%, to $10.0 million for the year ended December 31, 2017 compared to $4.4 million for the year ended December 31, 2016. The increase was primarily due to increased gains on sales of securities. The gains on sales for the year ended December 31, 2017 primarily consisted of  $5.0 million from equity securities and $1.1 million from state and municipal securities.
Noninterest expense increased $3.3 million, or 16.0%, to $23.7 million for the year ended December 31, 2017 from $20.4 million for year ended December 31, 2016. The largest increase was related to salaries and employee benefits expense, which increased $2.5 million, or 19.3%, to $15.3 million for the year ended December 31, 2017 from $12.9 million for the year ended December 31, 2016, due primarily to an increase in the number of lenders, and a full year’s expense of the Company’s 2016 Equity Incentive Plan.

Income tax expense increased $4.4 million, or 145.2%, to $7.4 million, reflecting an effective tax rate of 48.4%, for the year ended December 31, 2017 compared to $3.0 million for the year ended December 31, 2016, reflecting an effective tax rate of 32.3%. The increase was primarily due to pre-tax income and the $2.0 million tax expense from re-measuring our deferred tax asset as a result of the Tax Cuts and Jobs Act enacted in December 2017. The tax change is subject to continued evaluation and adjustment in future periods.
Critical Accounting Policies
A summary of our accounting policies is described in Note 2 to the Consolidated Financial Statements included in this annual report. Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those involving significant judgments and assumptions by management that could have a material imp on the carrying value of certain assets or on income under different assumptions or conditions. Management believes that the most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows:
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
The allowance consists of a general component, a specific component for impaired loans, and in some cases an unallocated component. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2017.

To determine the general component of the allowance for loan losses, the Company’s loan portfolio is segregated into various risk categories. These risk categories and the relevant risk characteristics are as follows:
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
An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.
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
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the

Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2017 and 2016.
On December 22, 2017, the President signed into law H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, we were required to re-measure, through income tax expense, our deferred tax assets and liabilities as of December 31, 2017 using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense during the fiscal year ended December 31, 2017 of  $2.0 million.
We examine our significant income tax positions annually to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.
Comparison of Financial Condition at December 31, 2017 and December 31, 2016
Assets.   Our total assets increased $106.7 million, or 13.4%, to $902.3 million at December 31, 2017 from $795.5 million at December 31, 2016. The increase resulted primarily from an increase in loans and cash and cash equivalents, offset by a decrease in securities.
Cash and Cash Equivalents.   Cash and cash equivalents increased $37.0 million, or 345.5%, to $47.7 million at December 31, 2017 from $10.7 million at December 31, 2016. The increase resulted from selling all of the Company’s equity securities and $30.6 million in state and municipal securities during the fourth quarter and not deploying the funds yet into loans or other investments.
Loan Portfolio Analysis.   At December 31, 2017, net loans were $742.1 million, or 82.3% of total assets, compared to $624.4 million, or 78.5% of total assets at December 31, 2016. The increase in loans during the year was caused by increases in commercial real estate loans, commercial business loans, construction and land development loans, and consumer loans. The increase was partially offset by a $9.1 million, or 11.9%, decrease in residential real estate loans. During the year ended December 31, 2014, we discontinued single-family residential real estate lending, with the exception of home equity lines of credit. We believe that federal regulations governing the origination of single-family residential real estate loans would increase our costs and expand the risks associated with this type of lending beyond the benefits that we could realize from originating these loans. We have instead focused our lending activities on commercial loans.
The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.
	At December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Residential(1)	$67,724	9.00%	$76,850	12.13%	$92,392	16.40%	$104,568	20.84%	$111,244	24.93%
Commercial(2)	371,510	49.35	336,102	53.07	285,356	50.67	249,691	49.76	223,642	50.12
Construction and land development	55,828	7.42	48,161	7.60	71,535	12.70	47,079	9.38	20,588	4.61
Commercial	240,223	31.91	166,157	26.23	112,073	19.90	97,589	19.45	87,405	19.59
Consumer	17,455	2.32	6,172	0.97	1,855	0.33	2,863	0.57	3,329	0.75
Total loans	752,740	100.00%	633,442	100.00%	563,211	100.00%	501,790	100.00%	446,208	100.00%
Deferred loan fees, net	(845)		(427)		(377)		(383)		(419)
Allowance for loan losses	(9,757)		(8,590)		(7,905)		(7,224)		(6,077)
Loans, net	$742,138		$624,425		$554,929		$494,183		$439,712

(1)
Includes home equity loans and lines of credit

(2)
Includes multi-family real estate loans

Loan Maturity.   The following table sets forth certain information at December 31, 2017 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.
(In thousands)	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Total Loans
Amounts due in:
One year or less	$76	$27,729	$16,399	$45,457	$341	$90,002
More than one year to five years	3,665	24,615	5,989	77,284	17,114	128,667
More than five years through ten years	12,394	31,287	3,263	88,570	—	135,514
More than ten years	51,589	287,879	30,177	28,912	—	398,557
Total	$67,724	$371,510	$55,828	$240,223	$17,455	$752,740

The following table sets forth our fixed and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.
(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate:
Residential	$43,522	$24,126	$67,648
Commercial	4,647	339,134	343,781
Construction and land development	—	39,429	39,429
Commercial	71,079	123,687	194,766
Consumer	17,114	—	17,114
Total loans	$136,362	$526,376	$662,738

Assets Held-for-Sale.    Assets held-for-sale increased to $3.3 million at December 31, 2017 from zero at December 31, 2016. A building in Portsmouth, New Hampshire was purchased by the Bank in January 2017. The purchase price and the related improvements total $3.3 million as of December 31, 2017. The Company has entered into an agreement to sell the property to a developer for $3.3 million. The property will be developed into a mixed-use commercial building. The Company intends to buy back a portion of the building to provide space for future additional employees as we grow.
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
Delinquent Loans.   The following tables set forth our loan delinquencies by type and amount at the dates indicated.
	At December 31,
	2017			2016			2015
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
Real Estate:
Residential	$699	$178	$81	$—	$—	$—	$130	$173	$365
Commercial	—	3,669	—	—	—	346	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial	12	—	—	29	—	—	—	—	—
Consumer	63	45	60	—	—	—	1	1	—
Total	$774	$3,892	$141	$29	$—	$346	$131	$174	$365

	At December 31,
	2014			2013
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
Real Estate:
Residential	$—	$404	$423	$427	$345	$937
Commercial	110	132	363	366	141	464
Construction and land development	—	—	—	50	—	—
Commercial	149	108	350	238	24	31
Consumer	9	—	—	4	—	—
Total	$268	$644	$1,136	$1,085	$510	$1,432

Non-performing Assets.   Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, loans modified at interest rates materially less than current market rates, or the borrower is experiencing financial difficulty. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2017, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the lower of cost or fair value less costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.
The following table sets forth information regarding our non-performing assets at the dates indicated.
	At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-accrual loans:
Real estate:
Residential	$364	$303	$1,031	$1,564	$1,608
Commercial	7,102	346	106	3,002	1,049
Construction and land development	—	—	—	—	185
Commercial	1,505	933	1,147	516	474
Consumer	62	—	—	—	2
Total non-accrual loans	9,033	1,582	2,284	5,082	3,318
Accruing loans past due 90 days or more	—	—	—	—	—
Real estate owned	—	—	—	—	—
Total non-performing assets	9,033	1,582	2,284	5,082	3,318
Total loans(1)	$751,895	$633,015	$562,834	$501,407	$445,789
Total assets	$902,265	$795,543	$743,397	$658,606	$624,659
Total non-performing loans to total loans(1)	1.20%	0.25%	0.41%	1.01%	0.74%
Total non-performing assets to total assets	1.00%	0.20%	0.31%	0.77%	0.53%

(1)
Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

The increase in non-accrual loans at December 31, 2017 consists primarily of two loan relationships with a carrying value of  $8.5 million. The Company has cooperative relationships with the vast majority of its nonperforming loan customers. Substantially all non-performing loans are collateralized by real estate and the repayment is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. The Company pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, the Company will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.
Interest income that would have been recorded for the year ended December 31, 2017 had non-accruing loans been current according to their original terms amounted to $639,000. We recognized $315,000 of interest income for these loans for the year ended December 31, 2017.

The following table sets forth the accruing and non-accruing status of troubled debt restructurings at the dates indicated.
	At December 31,
	2017		2016		2015		2014		2013
(In thousands)	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing
Troubled Debt Restructurings:
Real estate:
Residential	$—	$404	$—	$422	$—	$436	$—	$221	$185	$227
Commercial	—	1,521	346	1,610	106	3,167	1,490	1,385	729	1,438
Construction and land development	—	—	—	—	—	—	—	—	—	—
Commercial	67	1,698	919	727	1,147	565	202	196	266	139
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$67	$3,623	$1,265	$2,759	$1,253	$4,168	$1,692	$1,802	$1,180	$1,804

Total troubled debt restructurings decreased in 2017 primarily due to the loans paying in accordance with their modified terms. During 2017 there was one loan totaling $249,000 that was modified under a troubled debt restructure. The loan that was modified in 2017 is paying in accordance with its modified terms.
Interest income that would have been recorded for the year ended December 31, 2017 had troubled debt restructurings been current according to their original terms amounted to $212,000. We recognized $212,000 of interest income for these loans for the year ended December 31, 2017.
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
Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2017, other potential problem loans totaled $3.6 million, consisting of 20 troubled debt restructured loans that were accruing interest in accordance with their modified terms.
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

The following table sets forth activity in our allowance for loan losses for the years indicated.
	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance at beginning of year	$8,590	$7,905	$7,224	$6,077	$5,013
Provision for loan losses	2,929	703	805	1,452	1,175
Charge offs:
Real estate:
Residential	—	—	—	30	50
Commercial	1,522	—	—	243	148
Construction and land development	—	—	—	—	—
Commercial	107	—	96	—	19
Consumer	190	44	65	91	85
Total charge-offs	1,819	44	161	364	302
Recoveries:
Real estate:
Residential	—	12	6	24	37
Commercial	45	—	—	24	55
Construction and land development	—	—	—	—	—
Commercial	—	1	20	5	5
Consumer	12	13	11	6	1
Total recoveries	57	26	37	59	98
Net charge-offs	1,762	18	124	305	204
Allowance at end of year	$9,757	$8,590	$7,905	$7,224	$5,984
Non-performing loans at end of year	$9,033	$1,582	$2,284	$5,082	$3,318
Total loans outstanding at end of year(1)	$751,895	$633,015	$562,834	$501,407	$445,789
Average loans outstanding during the year(1)	$698,859	$583,156	$516,405	$471,650	$419,084
Allowance to non-performing loans	108.02%	542.98%	346.10%	142.15%	180.35%
Allowance to total loans outstanding at end of the year	1.30%	1.36%	1.40%	1.44%	1.34%
Net charge-offs to average loans outstanding during the year	0.25%	0.00%	0.02%	0.06%	0.05%

(1)
Loans are presented before the allowance for loan losses but include deferred fees/costs

The increase in net charge-offs in 2017 were as a result of  $1.5 million of charge-offs recorded on one lending relationship.

Allocation of Allowance for Loan Losses.   The following tables set forth the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	At December 31,
	2017		2016		2015
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
Real estate:
Residential	$300	9.00%	$328	12.13%	$412	16.40%
Commercial	4,483	49.35	4,503	53.07	3,827	50.67
Construction and land development	965	7.42	882	7.60	1,236	12.70
Commercial	3,280	31.91	2,513	26.23	2,138	19.90
Consumer	649	2.32	279	0.97	119	0.33
Total allocated allowance for loan losses	9,677	100.00%	8,505	100.00%	7,732	100.00%
Unallocated	80		85		173
Total	$9,757		$8,590		$7,905

	At December 31,
	2014		2013
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
Real estate:
Residential	$560	20.84%	$725	24.93%
Commercial	3,500	49.76	3,207	50.12
Construction and land development	872	9.38	363	4.61
Commercial	1,751	19.45	1,331	19.59
Consumer	184	0.57	206	0.75
Total allocated allowance for loan losses	6,867	100.00%	5,832	100.00%
Unallocated	357		245
Total	$7,224		$6,077

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
We had impaired loans totaling $12.2 million and $4.0 million as of December 31, 2017 and 2016, respectively. At December 31, 2017, there were no impaired loans with a valuation allowance. Impaired loans totaling $861,000 had a valuation allowance of  $46,000 at December 31, 2016. Our average investment in impaired loans was $7.0 million and $4.9 million for the years ended December 31, 2017 and 2016, respectively.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial business, commercial real estate and construction and land development loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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
We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of December 31, 2017 and considered any probable loss in determining the allowance for loan losses.
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

Securities Portfolio
During 2017, the Company sold $30.6 million of state and municipal securities and $9.8 million of equity securities. The sale of the state and municipal securities was conducted to reduce our concentration within this category. The divesture resulted in a 34% concentration of the portfolio as compared to 47% of the portfolio prior to sale. After evaluating ASU No. 2016-01, the sale of equity securities was conducted to reduce potential earnings volatility.
During 2016, we transferred all of our investments classified as held-to-maturity to available-for-sale. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.
	At December 31,
	2017		2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Government and federal agency	$—	$—	$—	$—	$1,996	$2,033
State and municipal	20,726	21,454	49,367	50,580	3,373	3,682
Corporate debt	—	—	1,000	1,031	1,000	1,071
Asset-backed securities	7,524	7,517	8,747	8,678	9,656	9,624
Government mortgage-backed securities	32,421	32,458	41,818	41,914	52,515	52,812
Trust preferred securities	—	—	1,368	968	1,368	1,116
Marketable equity securities	—	—	11,363	14,696	8,341	10,646
Total	$60,671	$61,429	$113,663	$117,867	$78,249	$80,984

The following table sets forth the amortized cost and estimated fair value of our held-to-maturity securities portfolio at the dates indicated.
	At December 31,
	2017		2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities held-to-maturity
State and municipal	$—	$—	$—	$—	$44,623	$46,474
Total	$—	$—	$—	$—	$44,623	$46,474

At December 31, 2017, we had no investments in a single company or entity, other than government and government agency securities, that had an aggregate book value in excess of 10% of our equity.
Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at December 31, 2017, are summarized in the following table. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. No tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Securities available-for-sale:
State and municipal	$—	—%	$95	4.05%	$2,420	3.79%	$18,211	3.31%	$20,726	$21,454	3.37%
Asset-backed securities	—	—%	332	1.93%	1,027	1.98%	6,165	2.74%	7,524	7,517	2.60%
Government mortgage-backed securities	30	0.80%	2,351	1.51%	3,429	2.64%	26,611	2.44%	32,421	32,458	2.39%
Total	$30	0.80%	$2,778	1.65%	$6,876	2.95%	$50,987	2.78%	$60,671	$61,429	2.75%

Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2017 or 2016.
Deposits
Total deposits increased $122.1 million, or 19.4%, to $750.1 million at December 31, 2017 from $628.0 million at December 31, 2016. Our continuing focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit, resulted in net growth in these deposits of  $110.7 million, or 20.6%, to $647.9 million at December 31, 2017, or 86.4% of total deposits at that date.
The following tables set forth the distribution of total deposits by account type at the dates indicated.
	At December 31,
	2017		2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest bearing	$186,222	24.83%	$158,075	25.17%	$153,093	26.52%
Negotiable order of withdrawal (NOW)	123,292	16.44%	122,698	19.54%	85,369	14.79%
Savings accounts	112,610	15.01%	111,016	17.68%	106,208	18.40%
Money market deposit accounts	225,735	30.10%	145,321	23.14%	108,377	18.78%
Certificates of deposit	102,198	13.62%	90,872	14.47%	124,188	21.51%
Total	$750,057	100.00%	$627,982	100.00%	$577,235	100.00%

As of December 31, 2017, our certificates of deposit included $62.3 million of brokered certificates of deposit and $10.8 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits.
As of December 31, 2017, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000, which excludes all brokered certificates, was approximately $20.9 million. The following table sets forth the maturity of these certificates as of December 31, 2017.
Maturity Period	At December 31, 2017
(In thousands)
Three months or less	$3,427
Over three through six months	4,757
Over six through twelve months	5,960
Over twelve months	6,748
Total	$20,892

Borrowings
Our borrowings at December 31, 2017 consisted of Federal Home Loan Bank advances. The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances at the dates and for the years indicated.
	At or For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Balance outstanding at end of year	$26,841	$49,858	$57,423
Weighted average interest rate at end of year	1.52%	1.36%	1.07%
Maximum amount of borrowings outstanding at any month end during the year	$79,725	$50,025	$57,637
Average balance outstanding during the year	$51,610	$36,672	$31,246
Weighted average interest rate during the year	1.52%	1.70%	1.74%
We had no securities sold under agreements to repurchase during the years ended December 31, 2017, 2016 and 2015.
Shareholders’ Equity
Total shareholders’ equity increased $6.6 million, or 6.1%, to $115.8 million at December 31, 2017, from $109.1 million at December 31, 2016. The increase was due primarily to net income of  $7.9 million, offset by comprehensive loss of  $2.1 million.

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
	For the Year Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Assets:
Interest-earning assets:
Loans	$698,859	$32,510	4.65%	$583,156	$25,549	4.38%	$516,405	$22,124	4.28%
Interest-earning deposits	8,285	100	1.21%	7,992	33	0.41%	14,526	38	0.26%
Investment securities	111,732	3,049	2.73%	120,897	3,222	2.67%	116,618	3,215	2.76%
Federal Home Loan Bank stock	2,874	123	4.28%	2,599	90	3.46%	3,260	75	2.30%
Total interest-earning assets	821,750	35,782	4.35%	714,644	28,894	4.04%	650,809	25,452	3.91%
Non-interest earning assets	46,576			39,845			34,552
Total assets	$868,326			$754,489			$685,361
Interest-bearing liabilities:
Savings accounts	$116,147	209	0.18%	$110,528	190	0.17%	$95,203	140	0.15%
Money market accounts	176,216	875	0.50%	115,857	334	0.29%	111,412	296	0.27%
Now accounts	114,292	660	0.58%	112,003	661	0.59%	80,164	127	0.16%
Certificates of deposit	120,033	1,200	1.00%	109,175	978	0.90%	120,668	1,067	0.88%
Total interest-bearing deposits	526,688	2,944	0.56%	447,563	2,163	0.48%	407,447	1,630	0.40%
Federal Home Loan Bank advances	51,610	782	1.52%	36,672	622	1.70%	31,246	544	1.74%
Total interest-bearing liabilities	578,298	3,726	0.64%	484,235	2,785	0.58%	438,693	2,174	0.50%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	166,055			156,379			141,853
Other noninterest-bearing liabilities	8,332			7,813			10,824
Total liabilities	752,685			648,427			591,370
Total equity	115,641			106,062			93,991
Total liabilities and equity	$868,326			$754,489			$685,361
Net interest income		$32,056			$26,109			$23,278
Interest rate spread(1)			3.71%			3.46%			3.41%
Net interest-earning assets(2)	$243,452			$230,409			$212,116
Net interest margin(3)			3.90%			3.65%			3.58%
Average interest-earning assets to interest-bearing liabilities	142.10%			147.58%			148.35%

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
	Year Ended December 31, 2017 vs. 2016			Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
Interest-earning assets:
Loans	$1,653	$5,308	$6,961	$510	$2,915	$3,425
Interest-earning deposits	66	1	67	16	(21)	(5)
Investment securities	76	(249)	(173)	(109)	116	7
Federal Home Loan Bank stock	23	10	33	32	(17)	15
Total interest-earning assets	1,817	5,071	6,888	449	2,993	3,442
Interest-bearing liabilities:
Savings accounts	9	10	19	26	24	50
Money market accounts	314	227	541	26	12	38
Now accounts	(14)	13	(1)	466	68	534
Certificates of deposit	120	102	222	14	(103)	(89)
Total interest-bearing deposits	429	352	781	532	1	533
Federal Home Loan Bank advances	(72)	232	160	(14)	92	78
Total interest-bearing liabilities	357	584	941	518	93	611
Change in net interest and dividend income	$1,460	$4,487	$5,947	$(69)	$2,900	$2,831

Results of Operations for the Years Ended December 31, 2017 and 2016
General.   Net income increased $1.6 million, or 24.9%, to $7.9 million for the year ended December 31, 2017 from $6.3 million for the year ended December 31, 2016. The increase was primarily due to an increase of  $5.9 million, or 22.8%, in net interest and dividend income and an increase in noninterest income of  $5.5 million, or 124.5%, offset by an increase in provision for loan losses of  $2.2 million, or 316.6%, an increase in salaries and employee benefits expense of  $2.5 million, or 19.3%, and an increase in tax income expense of  $4.4 million, or 145.2%.
Interest and Dividend Income.   Interest and dividend income increased $6.9 million, or 23.8%, to $35.8 million for the year ended December 31, 2017 from $28.9 million for the year ended December 31, 2016. This was caused by an increase in interest and fees on loans, which increased $7.0 million, or 27.2%, to $32.5 million for the year ended December 31, 2017 from $25.5 million for the year ended December 31, 2016.
The increase in interest income on loans was due to an increase in average balance of  $115.7 million, or 19.8%, to $698.9 million for the year ended December 31, 2017 from $583.2 million for the year ended December 31, 2016 and an increase in yield on loans of 27 basis points, to 4.65% for the year ended December 31, 2017 from 4.38% for the year ended December 31, 2016 due to our continued shift to higher-yielding commercial loans and higher interest rate environment.
Interest income on investment securities decreased $140,000, or 4.2%, to $3.2 million for the year ended December 31, 2017 from $3.3 million for the year ended December 31, 2016. The average balances of securities decreased $9.2 million, or 7.6%, to $111.7 million as of December 31, 2017, but our yield increased six basis points to 2.73%.

Interest Expense.   Interest expense increased $941,000, or 33.8%, to $3.7 million for the year ended December 31, 2017 from $2.8 million for the year ended December 31, 2016, due mainly to an increase in interest expense on deposits. Interest expense on deposits increased $781,000, or 36.1%, to $2.9 million for the year ended December 31, 2017 from $2.2 million for the year ended December 31, 2016, due to our cost of funds on interest-bearing deposits increasing eight basis points to 56 basis points for the year ended December 31, 2017 from 48 basis points for the year ended December 31, 2016 and an increase in average balances. The increase in the cost of funds was primarily due to an increase in the average rate paid on money market accounts, which increased 21 basis points to 0.50%, and certificates of deposit, which increased 10 basis points to 1.00%. During 2017, the Company started offering a tiered rate money market product, which resulted in higher balances and higher rates offered. As of December 31, 2017 that product had $54.0 million, or 23.9% of our total money market accounts.
Interest expense on borrowings, which consists of advances from the Federal Home Loan Bank of Boston, increased $160,000, or 25.7%, to $782,000 for the year ended December 31, 2017 from $622,000 for the year ended December 31, 2016. The average balance of borrowings increased $14.9 million, or 40.7%, to $51.6 million for the year ended December 31, 2017 from $36.7 million for the year ended December 31, 2016. Our cost of borrowings decreased 18 basis points to 1.52% for the year ended December 31, 2017 compared to 1.70% for the year ended December 31, 2016 due to restructuring some borrowings in 2017 at a lower interest rate.
Net Interest and Dividend Income.   Net interest and dividend income increased $5.9 million, or 22.8%, to $32.1 million for the year ended December 31, 2017 from $26.1 million for the year ended December 31, 2016. Our net interest rate spread increased 25 basis points to 3.71% for the year ended December 31, 2017 from 3.46% for the year ended December 31, 2016, while our net interest margin increased 25 basis points to 3.90% for the year ended December 31, 2017 from 3.65% for the year ended December 31, 2016. The average yield we earned on interest-earning assets increased 31 basis points to 4.35% for the year ended December 31, 2017 from 4.04% for the year ended December 31, 2016. The increase in the yield on interest-earning assets increased more than the average rate we paid on interest-bearing liabilities, which increased six basis points to 0.64% for the year ended December 31, 2017 from 0.58% for the year ended December 31, 2016.
Provision for Loan Losses.   Our provision for loan losses was $2.9 million for the year ended December 31, 2017 compared to $703,000 for the year ended December 31, 2016. The provisions recorded resulted in an allowance for loan losses of  $9.8 million, or 1.30% of total loans and 108.0% of non-performing loans at December 31, 2017, compared to $8.6 million, or 1.36% of total loans and 543.0% of non-performing loans at December 31, 2016. Our provision was higher in 2017 due to an increase in charge-offs and continued growth in the total loan portfolio. The non-performing assets at December 31, 2017 consist primarily of two loan relationships. The relationships were evaluated for impairment and charge-offs of  $1.5 million were recorded. The increase in the allowance for loan losses were based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. We apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases. For further information related to changes in the provision and allowance for loan losses, refer to “— Asset Quality — Allowance for Loan Losses.”
Noninterest Income.   Noninterest income information is as follows.
	Years Ended December 31,		Change
(Dollars in thousands)	2017	2016	Amount	Percent
Customer service fees on deposit accounts	$1,406	$1,274	$132	10.4%
Service charges and fees – other	1,905	1,777	128	7.2%
Gain on sales, calls and donated securities, net	5,912	690	5,222	756.8%
Bank owned life insurance income	645	602	43	7.1%
Other income	87	92	(5)	(5.4)%
Total noninterest income	$9,955	$4,435	$5,520	124.5%

Gains on sales, calls and donated securities, net, increased $5.2 million, or 756.8%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The gains on sales of securities primarily consisted of  $5.0 million from equity securities and $1.1 million from state and municipal securities for the year ended December 31, 2017. Effective January 2018, the Company adopted ASU (Accounting Standards Update) No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard requires us to measure our equity investments at fair value with changes in fair value recognized in net income. The Company evaluated the pronouncement and decided to divest from its equity securities portfolio to reduce potential earnings volatility. Customer service fees on deposit accounts increased $132,000, or 10.4%, primarily due to increased volume in transactional deposit accounts. Bank owned life insurance income increased $43,000, or 7.1%, as $5.5 million in additional bank owned life insurance was purchased during the second half of 2017.
Noninterest Expense.   Noninterest expense information is as follows.
	Years Ended December 31,		Change
(Dollars in thousands)	2017	2016	Amount	Percent
Salaries and employee benefits	$15,344	$12,857	$2,487	19.34%
Occupancy expense	1,839	1,548	291	18.80%
Equipment expense	587	631	(44)	(6.97)%
FDIC assessment	309	323	(14)	(4.33)%
Data processing	741	662	79	11.93%
Marketing expense	300	249	51	20.48%
Professional fees	936	1,088	(152)	(13.97)%
Directors’ fees	607	351	256	100.00%
Other	3,086	2,768	318	11.49%
Total noninterest expense	$23,749	$20,477	$3,272	15.98%

Salaries and employee benefits expense increased for the year ended December 31, 2017 from the year ended December 31, 2016 due to a higher number of lenders, higher employee stock option plan expense due to a higher stock price, and a full year’s expense of the Company’s 2016 Equity Incentive Plan. Other noninterest expense increased for the year ended December 31, 2017 from the year ended December 31, 2016 due to costs incurred working out nonperforming loans and an increase in software expense. Occupancy expense increased for the year ended December 31, 2017 from the year ended December 31, 2016 due to adding additional loan production offices. Directors’ fees increased for the year ended December 31, 2017 from the year ended December 31, 2016 due to a full year’s expense of the Company’s 2016 Equity Incentive Plan. Professional fees decreased due to one-time services incurred in 2016 for the development of equity compensation plans.
Income Tax Provision.   We recorded a provision for income taxes of  $7.4 million for the year ended December 31, 2017, reflecting an effective tax rate of 48.4%, compared to $3.0 million, or an effective tax rate of 32.3%, for the year ended December 31, 2016. In December 2017, we recorded a one-time charge to reduce the carrying value of our deferred tax assets by $2.0 million due to the Tax Cuts and Jobs Act. Excluding the effect of this one-tie charge of 13 basis points, our effective tax rate was 35.0% in 2017. The charge is subject to continued evaluation and adjustment in future periods.
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
The following table presents the estimated changes in net interest income of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2017 and 2016.
	At December 31,
	2017		2016
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income Over Next 12 Months	Change	Estimated 12-Months Net Interest Income	Change
(Dollars in thousands)
200	$37,384	1.04%	$30,866	0.71%
0	37,001	—	30,650	—
-100	35,752	(3.37)%	30,190	(1.50)%
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

The following table presents the estimated changes in EVE of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2017 and 2016.
	At December 31,
	2017		2016
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
(Dollars in thousands)
400	$133,578	3.40%	$120,313	0.90%
300	133,308	3.20%	120,763	1.30%
200	132,555	2.60%	120,793	1.30%
100	131,933	2.20%	120,931	1.40%
0	129,138	—	119,252	—
-100	115,278	(10.70)%	108,715	(8.80)%
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $47.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $61.4 million at December 31, 2017.
At December 31, 2017, we had the ability to borrow a total of  $163.9 million from the Federal Home Loan Bank of Boston. On that date, we had $26.8 million in advances outstanding. At December 31, 2017, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of  $184.6 million, none of which was outstanding as of that date.
We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.
At December 31, 2017 and 2016, we had $18.6 million and $25.4 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2017 and 2016, we had $166.0 million and $202.0 million in unadvanced funds to borrowers, respectively. We also had $2.0 million and $5.2 million in outstanding letters of credit at December 31, 2017 and 2016, respectively.

Certificates of deposit due within one year of December 31, 2017 totaled $81.8 million, or 80.0% of total certificates of deposit. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the years ended December 31, 2017 and 2016, we had $267.8 million and $206.8 million of loan originations, respectively. The loan originations included $264.6 million and $206.4 million of loans to be held in our portfolio for the years ended December 31, 2016 and 2016, respectively. During the year ended December 31, 2017, we purchased $13.1 million of securities and received proceeds from the sales of securities totaling $51.3 million. During the year ended December 31, 2016, we purchased $9.8 million of securities and received proceeds from the sales of securities totaling $2.6 million.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of  $122.1 million and $50.7 for the years ended December 31, 2017 and 2016, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances decreased $23.0 million and $7.6 million during the years ended December 31, 2017 and 2016, respectively. We have been able to use the cash generated from the increases in deposits to fund loan growth in recent periods.
The Provident Bank is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks, and the Federal Deposit Insurance Corporation. At December 31, 2017, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See note 11 of the Notes to the Consolidated Financial Statements for additional information.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations.   In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, agreements with respect to investments and employment agreements with certain of our executive officers. The following table presents our contractual obligations as of December 31, 2017.
		Payments Due by period
Contractual Obligations	Total	One Year or Less	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
(In thousands)
Long-term debt obligations	$26,841	$12,000	$11,341	$—	$3,500
Operating lease obligations	3,190	302	538	504	1,846
Total	$30,031	$12,302	$11,879	$504	$5,346

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
For further information, see note 13 of the Notes to the Consolidated Financial Statements.
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
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report Regarding Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such terms are defined in Rule 13a-15(f) of the Exchange Act of 1934. Our system of internal controls is designed to provide reasonable assurance that the financial statements that we provide to the public are fairly presented.
Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, (ii) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, absolute assurance cannot be provided that the effectiveness of the internal control systems may not become inadequate in future periods because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
ITEM 9B.
OTHER INFORMATION

Not applicable.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Proposal 1 — Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures — Procedures to be Followed by Stockholders,” “Corporate Governance — Committees of the Board of Directors” and “— Audit Committee” is incorporated herein by reference.
A copy of the Code of Ethics is available to shareholders on the “Corporate Governance” portion of the Investor Relations’ section on the Company’s website at www.theproividentbank.com.
ITEM 11.
EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance — Committees of the Board of Directors — Compensation Committee” is incorporated herein by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
Information with respect to equity plan information is included in Item 5 of this Annual Report.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Proposal 2 — Ratification of Independent Registered Public Accounting Firm — Audit Fees” and “— Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(vi)
Consolidated Statements of Cash Flows

(vii)
Notes to Consolidated Financial Statements

(a)(2)
Financial Statement Schedules

None.
(a)(3)
Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
3.2	By-Laws of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
4.1	Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.1	Form of The Provident Bank Employee Stock Ownership Plan† (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.2	Employment Agreement with David P. Mansfield† (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.3	Employment Agreement with Charles F. Withee† (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.4	Employment Agreement with Carol L. Houle† (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.5	Amended and Restated Supplemental Executive Retirement Agreement with David P. Mansfield† (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.6	Amended and Restated Supplemental Executive Retirement Agreement with Charles F. Withee† (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.7	Supplemental Executive Retirement Agreement with Carol L. Houle† (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.8	The Provident Bank Executive Annual Incentive Plan† (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.9	The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan† (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.11	Provident Bancorp, Inc. 2016 Equity Incentive Plan† (Incorporated by reference to Appendix A to the definitive proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on August 9, 2016)
10.12	Form of Incentive Stock Option Award Agreement†(Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.13	Form of Non-Statutory Incentive Stock Option Award Agreement† (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.14	Form of Restricted Stock Award Agreement† (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 31 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

†
Compensatory arrangements.

ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Provident Bancorp, Inc.
Date: March 15, 2018	By: /s/ David P. Mansfield David P. Mansfield President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ David P. Mansfield David P. Mansfield	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2018
/s/ Carol L. Houle Carol L. Houle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018
/s/ John K. Bosen John K. Bosen	Chairman of the Board	March 15, 2018
/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 15, 2018
/s/ James A. DeLeo James A. DeLeo	Director	March 15, 2018
/s/ Lisa B. DeStefano Lisa B. DeStefano	Director	March 15, 2018
/s/ Jay E. Gould Jay E. Gould	Director	March 15, 2018
/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 15, 2018
/s/ Richard L. Peeke Richard L. Peeke	Director	March 15, 2018
/s/ Arthur W. Sullivan Arthur W. Sullivan	Director	March 15, 2018
/s/ Charles F. Withee Charles F. Withee	Director	March 15, 2018

Provident Bancorp, Inc. and Subsidiary
F-i

Report of Independent Registered Public Accounting Firm
To The Board of Trustees and Shareholders
Provident Bancorp, Inc. and Subsidiary
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Whittlesey PC
We have served as the Company’s auditor since 2013.
Hartford, Connecticut
March 15, 2018

Provident Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2017 and 2016
(In thousands)	2017	2016
Assets
Cash and due from banks	$10,326	$7,939
Interest-bearing demand deposits with other banks	37,363	2,637
Money market mutual funds	—	129
Cash and cash equivalents	47,689	10,705
Investments in available-for-sale securities (at fair value)	61,429	117,867
Federal Home Loan Bank stock, at cost	1,854	2,787
Loans, net	742,138	624,425
Assets held-for-sale	3,286	—
Bank owned life insurance	25,540	19,395
Premises and equipment, net	10,981	11,587
Accrued interest receivable	2,345	2,320
Deferred tax asset, net	4,920	4,913
Other assets	2,083	1,544
Total assets	$902,265	$795,543
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$186,222	$158,075
Interest-bearing	563,835	469,907
Total deposits	750,057	627,982
Federal Home Loan Bank advances	26,841	49,858
Other liabilities	9,590	8,554
Total liabilities	786,488	686,394
Shareholders’ equity
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	—	—
Common stock, no par value: 30,000,000 shares authorized; 9,657,319 shares issued, 9,628,496 shares outstanding at December 31, 2017 and 9,652,448 issued and outstanding at December 31, 2016	—	—
Additional paid-in capital	44,592	43,393
Retained earnings	74,047	66,229
Accumulated other comprehensive income	589	2,622
Unearned compensation – ESOP	(2,857)	(3,095)
Treasury stock: 28,823 shares at December 31, 2017	(594)	—
Total shareholders’ equity	115,777	109,149
Total liabilities and shareholders’ equity	$902,265	$795,543

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
For the Years Ended December 31, 2017 and 2016
(In thousands)	2017	2016
Interest and dividend income:
Interest and fees on loans	$32,510	$25,549
Interest and dividends on securities	3,172	3,312
Interest on interest-bearing deposits	100	33
Total interest and dividend income	35,782	28,894
Interest expense:
Interest on deposits	2,944	2,163
Interest on Federal Home Loan Bank advances	782	622
Total interest expense	3,726	2,785
Net interest and dividend income	32,056	26,109
Provision for loan losses	2,929	703
Net interest and dividend income after provision for loan losses	29,127	25,406
Noninterest income:
Customer service fees on deposit accounts	1,406	1,274
Service charges and fees – other	1,905	1,777
Gain on sales of securities, net	5,912	690
Bank owned life insurance	645	602
Other income	87	92
Total noninterest income	9,955	4,435
Noninterest expense:
Salaries and employee benefits	15,344	12,857
Occupancy expense	1,839	1,548
Equipment expense	587	631
FDIC assessment	309	323
Data processing	741	662
Marketing expense	300	249
Professional fees	936	1,088
Directors’ fees	607	351
Other	3,086	2,768
Total noninterest expense	23,749	20,477
Income before income tax expense	15,333	9,364
Income tax expense	7,418	3,025
Net income	$7,915	$6,339
Income per share:
Basic	$0.86	$0.69
Diluted	$0.86	$0.69
Weighted Average Shares:
Basic	9,199,274	9,176,384
Diluted	9,199,887	9,176,384
The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2017 and 2016
(In thousands)	2017	2016
Net income	$7,915	$6,339
Other comprehensive income:
Unrealized holding gains (losses)	2,466	(80)
Reclassification adjustment for realized gains in net income	(5,912)	(690)
Unrealized loss	(3,446)	(770)
Income tax effect	1,413	281
Net of tax amount	(2,033)	(489)
Unrealized holding gains on securities transferred from held-to-maturity to available-for-sale	—	2,239
Income tax effect	—	(818)
Net of tax amount	—	1,421
Other comprehensive (loss) income	(2,033)	932
Total comprehensive income	$5,882	$7,271

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2017 and 2016
(In thousands, except share data)	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Compensation ESOP	Treasury Stock	Total
Balance, December 31, 2015	9,498,722	$43,159	$59,890	$1,690	$(3,333)	$—	$101,406
Net income	—	—	6,339	—	—	—	6,339
Other comprehensive income	—	—	—	932	—	—	932
Stock-based compensation expense	—	113	—	—	—	—	113
Restricted stock award grants	153,726	—	—	—	—	—	—
ESOP shares earned	—	121	—	—	238	—	359
Balance, December 31, 2016	9,652,448	43,393	66,229	2,622	(3,095)	—	109,149
Net income	—	—	7,915	—	—	—	7,915
Other comprehensive loss	—	—	—	(2,130)	—	—	(2,130)
Reclassification from retained earnings to AOCI	—	—	(97)	97	—	—	—
Stock-based compensation expense	—	926	—	—	—	—	926
Restricted stock award grants	4,871	—	—	—	—	—	—
Treasury stock acquired	(28,823)	—	—	—	—	(594)	(594)
ESOP shares earned	—	273	—	—	238	—	511
Balance, December 31, 2017	9,628,496	$44,592	$74,047	$589	$(2,857)	$(594)	$115,777

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017 and 2016
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$7,915	$6,339
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	740	849
ESOP expense	511	359
Gain on sale of securities, net	(5,912)	(690)
Change in deferred loan fees, net	418	50
Provision for loan losses	2,929	703
Depreciation and amortization	811	832
Loss on disposal of premise and equipment	2	60
Increase in accrued interest receivable	(25)	(69)
Deferred tax expense (benefit)	1,309	(394)
Share-based compensation expense	926	113
Increase in cash surrender value of life insurance	(645)	(602)
Increase in other assets	(539)	(163)
Increase in other liabilities	1,036	1,221
Net cash provided by operating activities	9,476	8,608
Cash flows from investing activities:
Purchases of available-for-sale securities	(13,121)	(9,835)
Proceeds from sales of available-for-sale securities	57,259	3,286
Proceeds from pay downs, maturities and calls of available-for-sale securities	14,026	15,379
Proceeds from pay downs, maturities and calls of held-to-maturity securities	—	220
Redemption of Federal Home Loan Bank Stock	933	523
Loan originations and purchases, net of paydowns	(121,060)	(70,249)
Additions to premises and equipment	(3,426)	(873)
Additions to assets held-for-sale	(67)	—
Purchase of bank owned life insurance	(5,500)	—
Net cash used in investing activities	(70,956)	(61,549)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2017 and 2016

(In thousands)	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	110,748	84,063
Net increase (decrease) in time deposits	11,327	(33,316)
Proceeds from advances from the Federal Home Loan Bank	7,000	5,388
Net change in Federal Home Loan Bank short-term advances	(30,017)	(12,953)
Purchase of treasury stock	(594)	—
Net cash provided by financing activities	98,464	43,182
Net increase (decrease) in cash and cash equivalents	36,984	(9,759)
Cash and cash equivalents at beginning of year	10,705	20,464
Cash and cash equivalents at end of year	$47,689	$10,705
Supplemental disclosures:
Interest paid	$3,725	$2,777
Income taxes paid	6,594	3,078
Transfer from premises and equipment to assets held-for-sale	3,219	—
Held-to-maturity securities transferred to available-for-sale	—	44,240
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
Debt and equity securities may be classified into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. In general, securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.
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
Federal Home Loan Bank Stock
As a member of the Federal Home Loan Bank of Boston (the “FHLB”), the Company is required to invest in $100 par value stock of the FHLB. The FHLB capital structure mandates that members own stock as determined by their Total Stock Investment Requirement which is the sum of a member’s Membership Stock Investment Requirement and Activity-Based Stock Investment Requirement. FHLB stock is a non-marketable equity security that is carried at cost and evaluated for impairment when deemed necessary.
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

Notes to Consolidated Financial Statements

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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
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

Notes to Consolidated Financial Statements

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
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
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
Assets Held-for-Sale
Assets held-for-sale represents a commercial property being held for sale to a real estate developer. Assets designated as held for sale are held at the lower of carrying amount at designation or fair value less costs to sell. Depreciation is not charged against assets classified as held for sale.
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
Employee Stock Ownership Plan
Compensation expense for The Provident Bank Employee Stock Ownership Plan (the “ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of shareholders’ equity on the consolidated balance sheets. The difference between the average fair market value and the cost of the shares by the ESOP is recorded as an adjustment to additional paid-in-capital.
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
Treasury Stock
Common stock repurchased are recorded as treasury stock at cost.
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
Investments:   Fair values for investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. See footnote 15 for further details.
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
Recent Accounting Pronouncements
ASU (Accounting Standards Update) No. 2014-09 — Revenue from Contracts with Customers (Topic 606).   This ASU supersedes the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which reframed the structure of the indicators of when an entity is acting as an agent and focused on evidence that an entity is acting as the principal or agent in a revenue transaction. ASU 2016-08 also eliminated two of the indicators (the entity’s consideration is in the form of a commission, and the entity is not exposed to credit risk) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as

Notes to Consolidated Financial Statements

other amendments to guidance on transition, collectability, non-cash consideration and presentation of sales and other similar taxes. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).
Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), the Company concluded that the new guidance did not have a material impact on the elements of its consolidated statements of income most closely associated with leases and financial instruments (such as interest income, interest expense and securities gain). This ASU was effective for the Company on January 1, 2018. The Company completed its identification of all revenue streams included in its financial statements and has identified its deposit- related fees, service charges, debit and prepaid card interchange income and other fee income to be within the scope of the standard. The Company has also completed its review of the related contracts. The Company’ overall assessment indicates that adoption of this ASU will not materially change its current method and timing of recognizing revenue for the identified revenue streams and therefore, the adoption of this ASU on January 1, 2018, did not have a significant impact to the Company’s financial condition, results of operations and consolidated financial statements.
ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.”   The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard is effective for the Company beginning on January 1, 2018. The Company evaluated the impact of this pronouncement and has divested its entire equity portfolio in 2017. The Company therefore does not expect the application of the guidance will have a material impact on the Company’s financial statements.
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
ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): “Measurement of Credit Losses on Financial Instruments.”   The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and can result in the earlier recognition of credit losses. For available-for-sale

Notes to Consolidated Financial Statements

debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The amendments in this update will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not plan to early adopt this ASU. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.
ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments.”   This ASU changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments address the classification of the following eight items in the statement of cash flows; debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the Predominance Principle. The amendments in this update are effective for the Company as of January 1, 2018. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.
ASU No. 2017-08, Receivables — Nonrefundable Fees and Other Costs (subtopic 310-20): “Premium Amortization on Purchased Callable Debt Securities.”   This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments will be effective for the Company on January 1, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company does not expect the application of this guidance will have a material impact on the Company’s financial statements.

Notes to Consolidated Financial Statements

Note 3 — Investments Securities Available-for-Sale
The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at December 31, 2017 and 2016:
(In thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
State and municipal	$20,726	$745	$17	$21,454
Asset-backed securities	7,524	30	37	7,517
Government mortgage-backed securities	32,421	317	280	32,458
Total available-for-sale securities	$60,671	$1,092	$334	$61,429
December 31, 2016
State and municipal	$49,367	$1,281	$68	$50,580
Corporate debt	1,000	31	—	1,031
Asset-backed securities	8,747	—	69	8,678
Government mortgage-backed securities	41,818	435	339	41,914
Trust preferred securities	1,368	—	400	968
Marketable equity securities	11,492	3,551	218	14,825
	113,792	5,298	1,094	117,996
Money market mutual funds included in cash and cash equivalents	(129)	—	—	(129)
Total available-for-sale securities	$113,663	$5,298	$1,094	$117,867

The scheduled maturities of debt securities were as follows at December 31, 2017. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.
	Available-for-Sale
(In thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	95	95
Due after five years through ten years	2,420	2,502
Due after ten years	18,211	18,857
Government mortgage-backed securities	32,421	32,458
Asset-backed securities	7,524	7,517
	$60,671	$61,429

During the years ended December 31, 2017 and 2016, gross realized gains on sales and calls were $6.4 million and $693,000, respectively, and gross losses realized were $505,000 and $3,000, respectively.
There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity at December 31, 2017.
Securities with carrying amounts of  $39.8 million and $60.6 million were pledged to secure available borrowings with the Federal Reserve Bank and Federal Home Loan Bank at December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at December 31, 2017 and 2016:
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2017
Temporarily impaired securities:
State and municipal	$—	$—	$611	$17	$611	$17
Asset-backed securities	1,745	13	1,335	24	3,080	37
Government mortgage-backed securities	5,231	20	13,584	260	18,815	280
Total temporarily impaired securities	$6,976	$33	$15,530	$301	$22,506	$334
December 31, 2016
Temporarily impaired securities:
State and municipal	$6,413	$63	$160	$5	$6,573	$68
Asset-backed securities	8,104	60	574	9	8,678	69
Government mortgage-backed securities	20,868	247	2,770	92	23,638	339
Trust preferred securities	26	18	942	382	968	400
Marketable equity securities	1,942	104	768	114	2,710	218
Total temporarily impaired securities	$37,353	$492	$5,214	$602	$42,567	$1,094

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
Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in other comprehensive income for the years ended December 31, 2017 and 2016 is as follows:
(In thousands)
Trust preferred securities:
Balance, December 31, 2015	$688
Additions for the credit component on debt securities in which an other-than-temporary impairment was previously recognized	—
Balance, December 31, 2016	688
Reductions for securities sold during the period	(688)
Balance, December 31, 2017	$—

Notes to Consolidated Financial Statements

Note 4 — Loans
Loans consisted of the following at December 31, 2017 and 2016:
(In thousands)	2017	2016
Commercial real estate	$371,510	$336,102
Commercial	240,223	166,157
Residential real estate	67,724	76,850
Construction and land development	55,828	48,161
Consumer	17,455	6,172
	752,740	633,442
Allowance for loan losses	(9,757)	(8,590)
Deferred loan fees, net	(845)	(427)
Net loans	$742,138	$624,425

The following tables set forth information regarding the allowance for loans and impaired loans by portfolio segment as of and for the years ended December 31, 2017 and 2016:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$4,503	$2,513	$328	$882	$279	$85	$8,590
Charge-offs	(1,522)	(107)	—	—	(190)	—	(1,819)
Recoveries	—	45	—	—	12	—	57
Provision (credit)	1,502	829	(28)	83	548	(5)	2,929
Ending balance	$4,483	$3,280	$300	$965	$649	$80	$9,757
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	4,483	3,280	300	965	649	80	9,757
Total allowance for loan losses ending balance	$4,483	$3,280	$300	$965	$649	$80	$9,757
Loans:
Ending balance:
Individually evaluated for impairment	$8,623	$3,202	$404	$—	$—	$—	$12,229
Ending balance:
Collectively evaluated for impairment	362,887	237,021	67,320	55,828	17,455	—	740,511
Total loans ending balance	$371,510	$240,223	$67,724	$55,828	$17,455	$—	$752,740

Notes to Consolidated Financial Statements

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Beginning balance	$3,827	$2,138	$412	$1,236	$119	$173	$7,905
Charge-offs	—	—	—	—	(44)	—	(44)
Recoveries	—	1	12	—	13	—	26
Provision (credit)	676	374	(96)	(354)	191	(88)	703
Ending balance	$4,503	$2,513	$328	$882	$279	$85	$8,590
Ending balance:
Individually evaluated for impairment	$—	$46	$—	$—	$—	$—	$46
Ending balance:
Collectively evaluated for impairment	4,503	2,467	328	882	279	85	8,544
Total allowance for loan losses ending balance	$4,503	$2,513	$328	$882	$279	$85	$8,590
Loans:
Ending balance:
Individually evaluated for impairment	$1,956	$1,660	$422	$—	$—	$—	$4,038
Ending balance:
Collectively evaluated for impairment	334,146	164,497	76,428	48,161	6,172	—	629,404
Total loans ending balance	$336,102	$166,157	$76,850	$48,161	$6,172	$—	$633,442

At December 31, 2017 and 2016, loans with an aggregate principal balance of  $357.1 million and $250.7 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank.
Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank during 2017. Total loans to such persons and their companies amounted to $22.3 million and $7.7 million at December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, $18.8 million and $271,000 of advances and principal payments of  $4.4 million and $1.3 million were made, respectively.

Notes to Consolidated Financial Statements

The following tables set forth information regarding non-accrual loans and past-due loans by portfolio segment at December 31, 2017 and 2016:
(In thousands)	30 – 59 Days	60 – 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2017
Commercial real estate	$—	$3,669	$—	$3,669	$367,841	$371,510	$—	$7,102
Commercial	12	—	—	12	240,211	240,223	—	1,505
Residential real estate	699	178	81	958	66,766	67,724	—	364
Construction and land development	—	—	—	—	55,828	55,828	—	—
Consumer	63	45	60	168	17,287	17,455	—	62
Total	$774	$3,892	$141	$4,807	$747,933	$752,740	$—	$9,033
December 31, 2016
Commercial real estate	$—	$—	$346	$346	$335,756	$336,102	$—	$346
Commercial	29	—	—	29	166,128	166,157	—	933
Residential real estate	—	—	—	—	76,850	76,850	—	303
Construction and land development	—	—	—	—	48,161	48,161	—	—
Consumer	—	—	—	—	6,172	6,172	—	—
Total	$29	$—	$346	$375	$633,067	$633,442	$—	$1,582

Notes to Consolidated Financial Statements

Information about the Company’s impaired loans by portfolio segment was as follows at December 31, 2017 and 2016:
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2017
With no related allowance recorded:
Commercial real estate	$8,623	$10,139	$—	$4,562	$70
Commercial	3,202	3,202	—	2,054	123
Residential real estate	404	404	—	412	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$12,229	$13,745	$—	$7,028	$213
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$—	$—	$—	$—	$—
Total
Commercial real estate	$8,623	$10,139	$—	$4,562	$70
Commercial	3,202	3,202	—	2,054	123
Residential real estate	404	404	—	412	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$12,229	$13,745	$—	$7,028	$213
December 31, 2016
With no related allowance recorded:
Commercial real estate	$1,956	$1,956	$—	$2,744	$188
Commercial	799	799	—	794	42
Residential real estate	422	422	—	429	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$3,177	$3,177	$—	$3,967	$250
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	861	861	46	886	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$861	$861	$46	$886	$—
Total
Commercial real estate	$1,956	$1,956	$—	$2,744	$188
Commercial	1,660	1,660	46	1,680	42
Residential real estate	422	422	—	429	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$4,038	$4,038	$46	$4,853	$250

Notes to Consolidated Financial Statements

The following summarizes troubled debt restructurings entered into during the years ended December 31, 2017 and 2016:
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year-Ended December 31, 2017
Troubled debt restructurings:
Commercial	1	$249	$249
	1	$249	$249
Year-Ended December 31, 2016
Troubled debt restructurings:
Commercial	1	$58	$58
	1	$58	$58

None of the loans modified as troubled debt restructuring during 2017 and 2016 defaulted during the period after modification.
In 2017, we approved one troubled debt restructure totaling $249,000, with no specific reserve required based on an analysis of the borrower’s collateral coverage. The term of this commercial loan was extended to a three-year term.
In 2016, we approved one troubled debt restructure totaling $58,000, with no specific reserve required based on an analysis of the borrower’s repayment ability and/or collateral coverage. This commercial loan was placed on an extended 13-month interest only period with re-amortization to follow based on a five-year term.
At December 31, 2017 and 2016, there were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings.
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

Notes to Consolidated Financial Statements

For residential real estate and consumer loans, the Company initially assesses credit quality based upon the borrower’s ability to pay and rates such loans as pass. Subsequent risk rating downgrades are based upon the borrower’s payment activity. All other residential and consumer loans are not formally rated.
The following tables present the Company’s loans by risk rating and portfolio segment at December 31, 2017 and 2016:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total
December 31, 2017
Grade:
Pass	$355,623	$224,190	$—	$55,828	$—	$635,641
Special mention	6,852	9,155	—	—	—	16,007
Substandard	9,035	6,878	679	—	—	16,592
Not formally rated	—	—	67,045	—	17,455	84,500
Total	$371,510	$240,223	$67,724	$55,828	$17,455	$752,740
December 31, 2016
Grade:
Pass	$319,712	$157,306	$—	$48,161	$—	$525,179
Special mention	4,471	1,668	—	—	—	6,139
Substandard	11,919	7,183	729	—	—	19,831
Not formally rated	—	—	76,121	—	6,172	82,293
Total	$336,102	$166,157	$76,850	$48,161	$6,172	$633,442

The Bank has sold mortgage loans with servicing rights retained. The fair value of those servicing rights under GAAP is not material and has not been recognized in the 2017 and 2016 consolidated financial statements.
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $15.6 million and $11.2 million at December 31, 2017 and 2016, respectively.
Note 5 — Premises and Equipment
The following is a summary of premises and equipment at December 31, 2017 and 2016:
(In thousands)	2017	2016
Land	$2,424	$2,424
Buildings and leasehold improvements	9,241	9,241
Furniture and equipment	4,649	4,499
Leasehold improvements	4,241	4,234
	20,555	20,398
Accumulated depreciation and amortization	(9,574)	(8,811)
Premises and equipment, net	$10,981	$11,587

Depreciation and amortization expense was $811,000 and $832,000 for the years ended December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements

Note 6 — Deposits
The following is a summary of deposit balances by type at December 31, 2017 and 2016:
(In thousands)	2017	2016
NOW and demand	$309,514	$280,773
Regular savings	112,610	111,016
Money market deposits	225,735	145,321
Total non-certificate accounts	647,859	537,110
Certificate accounts of $250,000 or more	5,061	3,437
Certificate accounts less than $250,000	97,137	87,435
Total certificate accounts	102,198	90,872
Total deposits	$750,057	$627,982

At December 31, 2017 and 2016, the aggregate amount of brokered certificates of deposit was $62.3 million and $49.3 million respectively. Brokered certificates of deposit are not included in the totals for time deposits in denominations over $250,000 listed above.
At December 31, 2017 and 2016, the scheduled maturities for certificate accounts for each of the following five years are as follows:
(In thousands)	2017	2016
2017	$—	$69,775
2018	81,791	17,230
2019	16,105	1,414
2020	3,052	1,663
2021	410	790
2022	840	—
Total	$102,198	$90,872

Deposits from related parties held by the Company at December 31, 2017 and 2016 amounted to $16.0 million and $3.6 million, respectively.
Note 7 — Federal Home Loan Bank Advances
Advances consist of funds borrowed from the FHLB. Maturities of advances from the FHLB for years ending after December 31, 2017 and 2016 are summarized as follows:
(In thousands)	2017	2016
2017	$—	$35,000
2018	12,000	5,000
2019	4,936	—
2020	6,405	6,358
2021	—	—
2022	—	—
Thereafter	3,500	3,500
Total	$26,841	$49,858

Borrowings from the FHLB are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities.

Notes to Consolidated Financial Statements

The Bank modified $5.0 million and $3.5 million of its FHLB borrowings and extended the maturity in May of 2017 and August of 2015, respectively. The Bank incurred a prepayment penalty of  $87,000 and $233,000 in May of 2017 and August of 2015, respectively. In accordance with ASC 470, the prepayment penalties are being amortized over the life of the newly modified borrowings.
At December 31, 2017, the interest rates on FHLB advances ranged from 1.01% to 2.01%. At December 31, 2017, the weighted average interest rate on FHLB advances was 1.52%.
Note 8 — Income Taxes
The components of income tax expense are as follows for the years ended December 31, 2017 and 2016:
(In thousands)	2017	2016
Current tax expense (benefit):
Federal	$5,044	$2,780
State	1,079	653
Net operating loss carryforward	(14)	(14)
	6,109	3,419
Deferred tax expense (benefit):
Federal	1,523	(302)
State	(214)	(92)
	1,309	(394)
Income tax expense	$7,418	$3,025

The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2017 and 2016:
	2017	2016

Federal income tax at statutory rate	34.0%	34.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	4.6	4.6
Tax exempt income and dividends received deduction	(3.3)	(4.8)
Change in enacted federal tax rate	13.4	—
Gain on donated securities	0.0	(0.1)
Other	(0.3)	(1.4)
Effective tax rate	48.4%	32.3%

On December 22, 2017, the U.S. government approved a reduction in the federal statutory income tax rate from a maximum rate of 35% to 21%, effective in 2018. For the purposes of calculating deferred taxes, GAAP requires deferred taxes to be measured at the enacted tax rate at the balance sheet date, which is 21% at December 31, 2017. The impact of the rate reduction to the Company was a decrease in the Bank’s net deferred tax asset by $2.0 million, which is reflected in the Company’s tax provision for the year ended December 31, 2017.
This adjustment to deferred taxes includes $97,000 related to unrealized gains and losses associated with the Company’s investment securities. Because these unrealized gains and losses were initially recorded as items of accumulated other comprehensive income in the Company’s capital accounts, the adjustment to deferred taxes resulted in a disproportionate tax effect of  $97,000 that became stranded in accumulated other comprehensive income. In February of 2018, the FASB issued ASU No. 2018-02, “Income

Notes to Consolidated Financial Statements

Statement — Reporting Comprehensive income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits entities to reclassify retained earnings to accumulated other comprehensive income to eliminate the amount stranded in accumulated other comprehensive income, and the FASB allowed entities to adopt this guidance in 2017. The Company elected to adopt this new guidance early, and reclassified $97,000 from retained earnings to accumulated other comprehensive income as of December 31, 2017.
The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2017 and 2016:
(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,743	$3,431
Depreciation	41	—
Net operating loss carryforward	25	54
Employee benefit plans and share-based compensation plans	1,979	2,406
Deferred loan fees, net	238	174
Reserve for unfunded commitments	39	54
Other	140	56
Writedown of securities	—	235
Charitable contribution carryover	—	297
Gross deferred tax assets	5,205	6,707
Deferred tax liabilities:
Depreciation	—	(145)
Prepaid expenses	(64)	—
FHLB restructure fees	(52)	(67)
Net unrealized holding gain on securities	(169)	(1,582)
Gross deferred tax liabilities	(285)	(1,794)
Net deferred tax asset	$4,920	$4,913

At December 31, 2017, the Company had federal net operating loss carryovers of  $118,000. The carryovers were transferred to the Company upon the merger with Amesbury Cooperative Bank during the year ended December 31, 2001. The losses will expire in 2020 and are subject to certain annual limitations which amount to $42,000 per year.
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2017 and 2016.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2017 and 2016, there was no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2014 through December 31, 2016.

Notes to Consolidated Financial Statements

Note 9 — Employee Benefits & Share-Based Compensation Plans
401(k) Plan
The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. However, participants in the 401(k) plan must complete one year of service to be eligible for safe harbor contributions and employer discretionary contributions. A Safe Harbor Plan was adopted by the Company effective January 1, 2007. Under the Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The expense recognized under the 401(k) plan was $440,000 and $401,000 for the years ended December 31, 2017 and 2016, respectively.
Supplemental Executive Retirement Plans
The Company has Supplemental Executive Retirement Agreements with certain executive officers. These agreements are designed to supplement the benefits available through the Company’s retirement plan. The liability for the retirement benefits amounted to $5.6 million and $4.4 million at December 31, 2017 and 2016, respectively, and is included in other liabilities. The expense recognized for these benefits was $1.2 million and $947,000 for the years ended December 31, 2017 and 2016, respectively.
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
The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 357,152 shares of the Company’s stock at a price of  $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company stock is payable annually over 15 years at a rate per annum equal to the prime rate (4.50% at December 31, 2017). Loan payments are principally funded by cash contributions from the Company.
Shares held by the ESOP include the following:
	December 31, 2017	December 31, 2016
Allocated	47,620	23,810
Committed to be allocated	23,810	23,810
Unallocated	285,722	309,532
Total	357,152	357,152

Shared-Based Compensation Plan
Under the Provident Bancorp, Inc. 2016 Equity Incentive Plan (the “Equity Plan”), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with 446,440 shares reserved for options. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 178,575. The value of restricted stock grants is based on the market price of the stock on grant date. Options and awards vest ratably over five years.
Expense related to options and restricted stock granted to directors is recognized as directors’ fees within non-interest expense.

Notes to Consolidated Financial Statements

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

The fair value of options granted in 2017 and 2016 is based on the following assumptions:
	2017	2016
Vesting period (years)	5	5
Expiration date (years)	10	10
Expected volatility	21.53%	20.80%
Expected life (years)	7.5	7.5
Expected dividend yield	0.00%	0.00%
Risk free interest rate	2.25%	2.12%
Fair value per option	$7.05	$5.03
A summary of the status of the Company’s stock option grants for the year ended December 31, 2017, is presented in the table below:
	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	384,268	$17.40
Granted	12,175	23.50
Outstanding at December 31, 2017	396,443	$17.61	8.92	$3,514,000
Outstanding and expected to vest at December 31, 2017	396,443	$17.59	8.92	$3,514,000
Vested and Exercisable at December 31, 2017	76,854	$17.40	8.88	$696,000
Unrecognized compensation cost	$1,582,000
Weighted average remaining recognition period (years)	3.92
Total expense for the stock options was $388,000 and $47,000 for the years ended December 31, 2017 and 2016, respectively.
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

Notes to Consolidated Financial Statements

The following table presents the activity in unvested restricted stock awards under the Equity Plan for the year ended December 31, 2017:
	Number of Shares	Weighted Average Grant Price
Unvested restricted stock awards at January 1, 2017	153,726	$17.40
Granted	4,871	23.50
Vested	(30,745)	17.40
Unvested restricted stock awards at December 31, 2017	127,852	$17.59
Unrecognized compensation cost	$2,186,000
Weighted average remaining recognition period (years)	3.92
Total expense for the restricted stock awards was $538,000 and $66,000 for the years ended December 31, 2017 and 2016, respectively.
Note 10 — Earnings Per Share
Earnings per share consisted of the following components for the year ended December 31, 2017 and 2016.
(Dollars in thousands)	2017	2016
Net income attributable to common shareholders	$7,915	$6,339
Average number of common shares outstanding	9,652,448	9,498,722
Less:
average unallocated ESOP shares	(298,680)	(322,338)
average unvested restricted stock	(136,986)	—
average treasury stock acquired	(17,508)	—
Average number of common shares outstanding to calculate basic earnings per common share	9,199,274	9,176,384
Effect of dilutive unvested restricted stock and stock option awards	613	—
Average number of common shares outstanding to calculate diluted earnings per common share	9,199,887	9,176,384
Earnings per common share:
Basic	$0.86	$0.69
Diluted	$0.86	$0.69
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
Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a minimum

Notes to Consolidated Financial Statements

Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. At December 31, 2017, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Failure to maintain to maintain the capital conservation buffer could limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.
As of December 31, 2017 and 2016, the Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action.
The Bank’s actual capital amounts and ratios at December 31, 2017 and 2016 are summarized as follows:
	Actual Capital		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2017
Total Capital (to Risk Weighted Assets)	$116,869	14.96%	$62,514	≥	8.0%	$78,142	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	107,112	13.71	46,885	≥	6.0	62,514	≥	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	107,112	13.71	35,164	≥	4.5	50,792	≥	6.5
Tier 1 Capital (to Average Assets)	107,112	11.80	36,299	≥	4.0	45,374	≥	5.0
December 31, 2016
Total Capital (to Risk Weighted Assets)	$107,731	15.88%	$54,272	≥	8.0%	$67,840	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	97,750	14.41	40,704	≥	6.0	54,272	≥	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,750	14.41	30,528	≥	4.5	44,096	≥	6.5
Tier 1 Capital (to Average Assets)	97,750	12.59	31,058	≥	4.0	38,822	≥	5.0
Note 12 — Commitments and Contingent Liabilities
At December 31, 2017, the Company was obligated under non-cancelable operating leases for bank premises and equipment.
The total minimum rental due in future periods under these existing agreements is as follows at December 31, 2017:
(In thousands)
2018	$302
2019	293
2020	245
2021	252
2022	252
Years thereafter	1,846
Total minimum lease payments	$3,190

Notes to Consolidated Financial Statements

The total rental expense amounted to $349,000 and $322,000 for the years ended December 31, 2017 and 2016, respectively.
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2017 and 2016, the maximum potential amount of the Company’s obligation was $2.0 million and $5.2 million, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.
Notional amounts of financial instruments with off-balance sheet credit risk are as follows at December 31, 2017 and 2016:
(In thousands)	2017	2016
Commitments to originate loans	$18,641	$25,363
Letters of credit	2,004	5,164
Unadvanced portions of loans	166,314	202,032
	$186,959	$232,559

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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

The following summarizes financial instruments measured at fair value on a recurring basis at December 31, 2017 and 2016:
	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2017
State and municipal	21,454	—	21,454	—
Asset-backed securities	7,517	—	7,517	—
Mortgage-backed securities	32,458	—	32,458	—
Totals	$61,429	$—	$61,429	$—
December 31, 2016
State and municipal	$50,580	$—	$50,580	$—
Corporate debt	1,031	—	1,031	—
Asset-backed securities	8,678	—	8,678	—
Government mortgage-backed securities	41,914	—	41,914	—
Trust preferred securities	968	—	—	968
Marketable equity securities	14,696	14,696	—	—
Totals	$117,867	$14,696	$102,203	$968

The Company did not have any transfers of financial instruments measured at fair value on a recurring basis between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2017 and 2016.
The following is a summary of activity for Level 3 financial instruments measured at fair value on a recurring basis at December 31, 2017 and 2016:
(In thousands)	Available for Sale Securities
Balance beginning January 1, 2016	$1,116
Total gains or (losses) (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(148)
Paydowns	—
Ending balance, December 31, 2016	$968
Balance beginning January 1, 2017	$968
Total gains or (losses) (realized/unrealized)	(180)
Included in earnings	—
Included in other comprehensive income	—
Paydowns/sales	(788)
Ending balance, December 31, 2017	$—

Notes to Consolidated Financial Statements

Fair Values of Financial Instruments Measured on a Nonrecurring Basis
The Company’s only instruments measured at fair value on a nonrecurring basis are loans identified as impaired for which a write-off or specific reserve has been recorded.
The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. The Company classifies impaired loans as Level 3 in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party, but can be adjusted and therefore classified as Level 3.
The following summarizes financial instruments measured at fair value on a nonrecurring basis at December 31, 2017 and 2016:
	Fair Value Measurements at Reporting Date Using:
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2017
Impaired loans	$3,670	$—	$—	$3,670
December 31, 2016
Impaired loans	$815	$—	$—	$815
The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2017 and 2016:
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
December 31, 2017
Impaired loans	$3,670	Real estate appraisals	Discount for dated appraisals	6 – 10%
December 31, 2016
Impaired loans	$815	Business valuation	Comparable company valuations	—
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

Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2017 and 2016:
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
December 31, 2017
Financial assets:
Cash and cash equivalents	$47,689	$47,689	$—	$—	$47,689
Available-for-sale securities	61,429	—	61,429	—	61,429
Federal Home Loan Bank of Boston stock	1,854	1,854	—	—	1,854
Loans, net	742,138	—	—	745,637	745,637
Accrued interest receivable	2,345	—	2,345	—	2,345
Financial liabilities:
Deposits	750,057	—	—	749,898	749,898
Federal Home Loan Bank advances	26,841	—	26,655	—	26,655
December 31, 2016
Financial assets:
Cash and cash equivalents	$10,705	$10,705	$—	$—	$10,705
Available-for-sale securities	117,867	14,696	102,203	968	117,867
Federal Home Loan Bank of Boston stock	2,787	2,787	—	—	2,787
Loans, net	624,425	—	—	632,278	632,278
Accrued interest receivable	2,320	—	2,320	—	2,320
Financial liabilities:
Deposits	627,982	—	—	628,060	628,060
Federal Home Loan Bank advances	49,858	—	49,901	—	49,901
The carrying amounts of financial instruments shown above are included in the consolidated balance sheets under the indicated captions. Accounting policies related to financial instruments are described in Note 2.
Note 17 — Reclassification
Certain amounts in the prior year have been reclassified to be consistent with the current year’s consolidated financial statement presentation, and had no effect on the net income reported in the consolidated income statement.

Notes to Consolidated Financial Statements

Note 18 — Condensed Financial Statements of Parent Only
Financial information pertaining only to Provident Bancorp, Inc. is as follows:
Provident Bancorp, Inc. — Parent Only Balance Sheet
(In thousands)	2017	2016
Assets
Cash and due from banks	$5,224	$5,659
Investment in common stock of The Provident Bank	107,629	100,426
Other assets	2,946	3,138
Total assets	$115,799	$109,223
Liabilities and Shareholders’ Equity
Accrued expenses	$22	$73
Shareholders’ equity	115,777	109,150
Total liabilities and shareholders’ equity	$115,799	$109,223

Provident Bancorp, Inc. — Parent Only Income Statement
	Years Ended December 31,
(In thousands)	2017	2016
Total income	$120	$4,549
Operating expenses	88	95
Income before income taxes and equity in undistributed net income of The Provident Bank	32	4,454
Applicable income tax provision	13	8
Income before equity in income of subsidiaries	19	4,446
Equity in undistributed net income of The Provident Bank	7,896	1,893
Net income	$7,915	$6,339

Provident Bancorp, Inc. — Parent Only Statement of Cash Flows
	Twelve Months Ended December 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$7,915	$6,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings of subsidiaries	(7,896)	(1,893)
Decrease in other assets	191	200
(Decrease) increase in other liabilities	(51)	52
Net cash provided by operating activities	159	4,698
Cash flows from financing activities:
Purchase of treasury stock	(594)	—
Net cash used in financing activities	(594)	—
Net (decrease) increase in cash and cash equivalents	(435)	4,698
Cash and cash equivalents at beginning of year	5,659	961
Cash and cash equivalents at end of year	$5,224	$5,659

Notes to Consolidated Financial Statements

Note 19 — Selected Quarterly Financial Data (unaudited)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Interest and dividend income	$8,112	$6,980	$8,816	$7,026	$9,239	$7,426	$9,615	$7,462
Interest expense	781	697	879	681	1,005	713	1,062	694
Net interest and dividend income	7,331	6,283	7,937	6,345	8,234	6,713	8,553	6,768
Provision for loan losses	563	111	892	210	1,012	163	462	219
Gain on sale of securities, net	482	20	58	17	1,851	438	3,521	215
Other income	1,020	915	1,012	950	1,046	925	966	955
Total noninterest income	1,502	935	1,070	967	2,897	1,363	4,487	1,170
Total noninterest expense	5,621	4,924	5,875	5,080	5,914	5,212	6,339	5,261
Income tax expense	847	696	639	659	1,434	940	4,498	730
Net income	$1,802	$1,487	$1,601	$1,363	$2,771	$1,761	$1,741	$1,728
Income (loss) per share:
Basic	$0.20	$0.16	$0.17	$0.15	$0.30	$0.19	$0.19	$0.19
Diluted	$0.20	$0.16	$0.17	$0.15	$0.30	$0.19	$0.19	$0.19
Weighted Average Shares:
Basic	9,192,568	9,167,364	9,193,836	9,173,317	9,201,634	9,179,269	9,208,854	9,185,285
Diluted	9,192,568	9,167,364	9,198,286	9,173,317	9,213,056	9,179,269	9,257,702	9,185,285