Form 10-Q
period 2018-03-31
Provident Bancorp, Inc.
filed 2018-05-10
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer (Do not check if a smaller reporting company)			☐
		Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

As of May 03, 2018, there were 9,628,496 shares of the Registrant’s common stock, no par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
(Dollars in thousands)	2018	2017
	(unaudited)
Assets
Cash and due from banks	$8,809	$10,326
Interest-bearing demand deposits with other banks	13,511	37,363
Cash and cash equivalents	22,320	47,689
Investments in available-for-sale securities (at fair value)	57,790	61,429
Federal Home Loan Bank stock, at cost	2,166	1,854
Loans, net	759,882	742,138
Assets held-for-sale	-	3,286
Bank owned life insurance	25,711	25,540
Premises and equipment, net	14,287	10,981
Accrued interest receivable	2,270	2,345
Deferred tax asset, net	5,274	4,920
Other assets	1,472	2,083
Total assets	$891,172	$902,265

Liabilities and Equity
Deposits:
Noninterest-bearing	$181,368	$186,222
Interest-bearing	538,337	563,835
Total deposits	719,705	750,057
Federal Home Loan Bank advances	45,211	26,841
Other liabilities	8,926	9,590
Total liabilities	773,842	786,488
Shareholders' equity:
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,657,319 shares issued, 9,628,496 shares outstanding at March 31, 2018 and December 31, 2017	-	-
Additional paid-in capital	44,923	44,592
Retained earnings	76,069	74,047
Accumulated other comprehensive (loss) income	(270)	589
Unearned compensation - ESOP	(2,798)	(2,857)
Treasury stock: 28,823 shares at March 31 ,2018 and December 31, 2017	(594)	(594)
Total shareholders' equity	117,330	115,777
Total liabilities and shareholders' equity	$891,172	$902,265

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2018	2017
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$9,276	$7,233
Interest and dividends on securities	435	873
Interest on interest-bearing deposits	42	6
Total interest and dividend income	9,753	8,112
Interest expense:
Interest on deposits	920	570
Interest on Federal Home Loan Bank advances	114	211
Total interest expense	1,034	781
Net interest and dividend income	8,719	7,331
Provision for loan losses	656	563
Net interest and dividend income after provision for loan losses	8,063	6,768
Noninterest income:
Customer service fees on deposit accounts	364	338
Service charges and fees - other	453	502
Gain on sale of securities, net	-	482
Bank owned life insurance income	171	150
Other income	25	30
Total noninterest income	1,013	1,502
Noninterest expense:
Salaries and employee benefits	4,158	3,676
Occupancy expense	450	471
Equipment expense	122	150
FDIC assessment	82	68
Data processing	204	190
Marketing expense	53	50
Professional fees	248	214
Directors' compensation	163	145
Other	896	657
Total noninterest expense	6,376	5,621
Income before income tax expense	2,700	2,649
Income tax expense	678	847
Net income	$2,022	$1,802

Earnings per share:
Basic	$0.22	$0.20
Diluted	$0.22	$0.20

Weighted Average Shares:
Basic	9,219,865	9,192,568
Diluted	9,295,003	9,192,568

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2018	2017

Net income	$2,022	$1,802
Other comprehensive income (loss):
Unrealized holding (losses) gains	(1,213)	740
Reclassification adjustment for realized gains in net income	-	(482)
Unrealized (loss) gain	(1,213)	258
Income tax effect	354	(97)
Net of tax amount	(859)	161
Total comprehensive income	$1,163	$1,963

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	(Loss) Income	ESOP	Stock	Total

Balance, December 31, 2017	9,628,496	$44,592	$74,047	$589	$(2,857)	$(594)	$115,777
Net income	-	-	2,022	-	-	-	2,022
Other comprehensive loss	-	-	-	(859)	-	-	(859)
Stock-based compensation expense	-	240	-	-	-	-	240
ESOP shares earned	-	91	-	-	59	-	150
Balance, March 31, 2018	9,628,496	$44,923	$76,069	$(270)	$(2,798)	$(594)	$117,330

Balance, December 31, 2016	9,652,448	$43,393	$66,229	$2,622	$(3,095)	$-	$109,149
Net income	-	-	1,802	-	-	-	1,802
Other comprehensive income	-	-	-	161	-	-	161
Stock-based compensation expense	-	231	-	-	-	-	231
Treasury stock acquired	(11,460)	-	-	-	-	(222)	(222)
ESOP shares earned	-	55	-	-	59	-	114
Balance, March 31, 2017	9,640,988	$43,679	$68,031	$2,783	$(3,036)	$(222)	$111,235

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$2,022	$1,802
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	67	192
ESOP expense	150	114
Gain on sale of securities, net	-	(482)
Change in deferred loan fees, net	(27)	71
Provision for loan losses	656	563
Depreciation and amortization	185	208
Decrease (increase) in accrued interest receivable	75	(13)
Share-based compensation expense	240	231
Increase in cash surrender value of life insurance	(171)	(150)
Decrease (increase) in other assets	611	(295)
Decrease in other liabilities	(664)	(315)
Net cash provided by operating activities	3,144	1,926

Cash flows from investing activities:
Purchases of available-for-sale securities	-	(11,318)
Proceeds from sales of available-for-sale securities	-	1,555
Proceeds from pay downs, maturities and calls of available-for-sale securities	2,359	4,346
Purchase of Federal Home Loan Bank stock	(312)	(1,107)
Loan originations and purchases, net of paydowns	(18,373)	(27,083)
Additions to premises and equipment	(58)	(3,082)
Additions to assets held-for-sale	(147)	-
Net cash used in investing activities	(16,531)	(36,689)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 30,
(In thousands)	2018	2017
Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(22,826)	6,911
Net (decrease) increase in time deposits	(7,526)	45,704
Proceeeds from advances from Federal Home Loan Bank	-	7,000
Net change in Federal Home Loan Bank short-term advances	18,370	(23,988)
Purchase of treasury stock	-	(222)
Net cash (used in) provided by financing activities	(11,982)	35,405

Net (decrease) increase in cash and cash equivalents	(25,369)	642
Cash and cash equivalents at beginning of period	47,689	10,705
Cash and cash equivalents at end of period	$22,320	$11,347

Supplemental disclosures:
Interest paid	$1,098	$788
Income taxes paid	642	100
Assets held-for-sale transferred to premises and equipment	3,433	-

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2017 have been reclassified to be consistent with the 2018 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 15, 2018.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. In March 2016, the FASB also issued ASU 2016-08, an amendment to the guidance in ASU 2014-09, which reframed the structure of the indicators of when an entity is acting as an agent and focused on evidence that an entity is acting as the principal or agent in a revenue transaction. ASU 2016-08 also eliminated two of the indicators (the entity’s consideration is in the form of a commission, and the entity is not exposed to credit risk) in making that determination. This amendment also clarifies that each indicator may be more or less relevant to the assessment depending on the terms and conditions of the contract. In May 2016, the FASB issued ASU 2016-12, an amendment to ASU 2014-09, which provided practical expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on transition, collectability, non-cash consideration and presentation of sales and other similar taxes. The amendments, collectively, should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption (modified retrospective approach).

This ASU was effective for the Company on January 1, 2018. Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), the Company concluded that the new guidance did not impact the elements of its consolidated statements of income most closely associated with leases and financial instruments (such as interest income, interest expense and securities gains). The Company completed its identification of all revenue streams included in its financial statements and has identified its deposit- related fees, service charges, debit and prepaid card interchange income and other fee income to be within the scope of the standard. The Company has also completed its review of the related contracts. The Company's overall assessment indicates that adoption of this ASU did not materially change its current method and timing of recognizing revenue for the identified revenue streams and therefore, the adoption of this ASU on January 1, 2018, did not have a significant impact to the Company's financial condition, results of operations and consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, those without readily determinable fair values, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard was effective for the Company on January 1, 2018. The Company evaluated the impact of this pronouncement and divested its entire marketable equity securities portfolio in 2017. The Company’s investment in Federal Home Loan Bank Stock is not included in the scope of this pronouncement. Upon adoption, the fair value of the Company's loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments.” This ASU changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The amendments address the classification of the following eight items in the statement of cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the Predominance Principle. The amendments in this update were effective for the Company on January 1, 2018. As the guidance only affects the classification within the statement of cash flows, the adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at March 31, 2018 and December 31, 2017:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

March 31, 2018
State and municipal securities	$20,199	$304	$200	$20,303
Asset-backed securities	7,327	-	129	7,198
Government mortgage-backed securities	30,719	196	626	30,289
Total available-for-sale securities	$58,245	$500	$955	$57,790

December 31, 2017
State and municipal securities	$20,726	$745	$17	$21,454
Asset-backed securities	7,524	30	37	7,517
Government mortgage-backed securities	32,421	317	280	32,458
Total available-for-sale securities	$60,671	$1,092	$334	$61,429

The scheduled maturities of debt securities were as follows at March 31, 2018:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value

Due after one year through five years	$419	$427
Due after five years through ten years	2,396	2,441
Due after ten years	17,384	17,435
Government mortgage-backed securities	30,719	30,289
Asset-backed securities	7,327	7,198
	$58,245	$57,790

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at March 31, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2018
Temporarily impaired securities:
State and municipal securities	$7,790	$170	$595	$30	$8,385	$200
Asset-backed securities	5,948	96	1,250	33	7,198	129
Government mortgage-backed securities	10,206	149	12,757	477	22,963	626
Total temporarily impaired securities	$23,944	$415	$14,602	$540	$38,546	$955

December 31, 2017
Temporarily impaired securities:
State and municipal securities	$-	$-	$611	$17	$611	$17
Asset-backed securities	1,745	13	1,335	24	3,080	37
Government mortgage-backed securities	5,231	20	13,584	260	18,815	280
Total temporarily impaired securities	$6,976	$33	$15,530	$301	$22,506	$334

Government mortgage-backed securities, state and municipal securities and asset-backed securities: Management believes that no individual unrealized loss at March 31, 2018 represents an other-than-temporarily impairment (OTTI) because the decline in fair value of these securities is primarily attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity.

(5)	Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
(Dollars in thousands)	2018		2017
	Amount	Percent	Amount	Percent
Commercial real estate	$372,955	48.38%	$371,510	49.35%
Commercial	259,994	33.72%	240,223	31.91%
Residential real estate	65,777	8.53%	67,724	9.00%
Construction and land development	53,875	6.99%	55,828	7.42%
Consumer	18,335	2.38%	17,455	2.32%
	770,936	100.00%	752,740	100.00%
Allowance for loan losses	(10,236)		(9,757)
Deferred loan fees, net	(818)		(845)
Net loans	$759,882		$742,138

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2017	$4,483	$3,280	$300	$965	$649	$80	$9,757
Charge-offs	-	(20)	-	-	(166)	-	(186)
Recoveries	-	1	-	-	8	-	9
Provision (benefit)	124	407	(8)	(26)	187	(28)	656
Balance at March 31, 2018	$4,607	$3,668	$292	$939	$678	$52	$10,236

Balance at December 31, 2016	$4,503	$2,513	$328	$882	$279	$85	$8,590
Charge-offs	(6)	-	-	-	(8)	-	(14)
Recoveries	-	-	-	-	-	-	-
Provision (benefit)	16	267	(8)	159	104	25	563
Balance at March 31, 2017	$4,513	$2,780	$320	$1,041	$375	$110	$9,139

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at March 31, 2018 and December 31, 2017:

				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Unallocated	Total
March 31, 2018
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	4,607	3,668	292	939	678	52	10,236
Total allowance for loan losses ending balance	$4,607	$3,668	$292	$939	$678	$52	$10,236

Loans:
Ending balance:
Individually evaluated for impairment	$8,610	$3,209	$400	$-	$-	$-	$12,219
Ending balance:
Collectively evaluated for impairment	364,345	256,785	65,377	53,875	18,335	-	758,717
Total loans ending balance	$372,955	$259,994	$65,777	$53,875	$18,335	$-	$770,936

December 31, 2017
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	4,483	3,280	300	965	649	80	9,757
Total allowance for loan losses ending balance	$4,483	$3,280	$300	$965	$649	$80	$9,757

Loans:
Ending balance:
Individually evaluated for impairment	$8,623	$3,202	$404	$-	$-	$-	$12,229
Ending balance:
Collectively evaluated for impairment	362,887	237,021	67,320	55,828	17,455	-	740,511
Total loans ending balance	$371,510	$240,223	$67,724	$55,828	$17,455	$-	$752,740

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at March 31, 2018 and December 31, 2017:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

March 31, 2018
Commercial real estate	$820	$3,577	$3,670	$8,067	$364,888	$372,955	$-	$7,102
Commercial	235	2,906	-	3,141	256,853	259,994	-	1,501
Residential real estate	549	101	-	650	65,127	65,777	-	920
Construction and land development	-	-	-	-	53,875	53,875	-	-
Consumer	70	85	58	213	18,122	18,335	-	61
Total	$1,674	$6,669	$3,728	$12,071	$758,865	$770,936	$-	$9,584

December 31, 2017
Commercial real estate	$-	$3,669	$-	$3,669	$367,841	$371,510	$-	$7,102
Commercial	12	-	-	12	240,211	240,223	-	1,505
Residential real estate	699	178	81	958	66,766	67,724		364
Construction and land development	-	-	-	-	55,828	55,828	-	-
Consumer	63	45	60	168	17,287	17,455	-	62
Total	$774	$3,892	$141	$4,807	$747,933	$752,740	$-	$9,033

Information about the Company’s impaired loans by portfolio segment was as follows at and for the period ended March 31, 2018 and at and for the year ended December 31, 2017:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

March 31, 2018
With no related allowance recorded:
Commercial real estate	$8,610	$10,125	$-	$8,616	$24
Commercial	3,209	3,209	-	3,206	52
Residential real estate	400	400	-	402	4
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	12,219	13,734	-	12,224	80

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	-	-	-	-	-

Total
Commercial real estate	8,610	10,125	-	8,616	24
Commercial	3,209	3,209	-	3,206	52
Residential real estate	400	400	-	402	4
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$12,219	$13,734	$-	$12,224	$80

December 31, 2017
With no related allowance recorded:
Commercial real estate	$8,623	$10,139	$-	$4,562	$70
Commercial	3,202	3,202	-	2,054	123
Residential real estate	404	404	-	412	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	12,229	13,745	-	7,028	213

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	-	-	-	-	-

Total
Commercial real estate	8,623	10,139	-	4,562	70
Commercial	3,202	3,202	-	2,054	123
Residential real estate	404	404	-	412	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$12,229	$13,745	$-	$7,028	$213

There were no troubled debt restructurings during the three months ended March 31, 2018.

The following summarizes troubled debt restructurings entered into during the three months ended March 31, 2017:

	Number	Pre- Modification Outstanding	Post- Modification Outstanding
	of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment

March 31, 2017
Troubled debt restructurings:
Commercial	1	$249	$249
	1	$249	$249

In the three months ended March 31 2017, the Company approved one troubled debt restructure totaling $249,000, with no specific reserve required based on an analysis of the borrower’s collateral coverage. The term of this commercial loan was extended to a three-year term.

The following tables present the Company’s loans by risk rating and portfolio segment at March 31, 2018 and December 31, 2017:

				Construction
	Commercial		Residential	and Land
(In thousands)	Real Estate	Commercial	Real Estate	Development	Consumer	Total

March 31, 2018
Grade:
Pass	$355,967	$236,485	$-	$53,875	$-	$646,327
Special mention	6,791	11,219	-	-	-	18,010
Substandard	10,197	12,290	633	-	-	23,120
Not formally rated	-	-	65,144	-	18,335	83,479
Total	$372,955	$259,994	$65,777	$53,875	$18,335	$770,936

December 31, 2017
Grade:
Pass	$355,623	$224,190	$-	$55,828	$-	$635,641
Special mention	6,852	9,155	-	-	-	16,007
Substandard	9,035	6,878	679	-	-	16,592
Not formally rated	-	-	67,045	-	17,455	84,500
Total	$371,510	$240,223	$67,724	$55,828	$17,455	$752,740

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

Loans rated 7: Loans in this category are considered uncollectible “loss” and of such little value that their continuance as loans is not warranted.

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

(6)	Deposits

A summary of deposit balances, by type is as follows:

	March 31,	December 31,
(In thousands)	2018	2017

NOW and demand	$289,868	$309,514
Regular savings	115,144	112,610
Money market deposits	220,020	225,735
Total non-certificate accounts	625,032	647,859

Certificate accounts of $250,000 or more	5,785	5,061
Certificate accounts less than $250,000	88,888	97,137
Total certificate accounts	94,673	102,198
Total deposits	$719,705	$750,057

(7)	Federal Home Loan Bank Advances

Borrowings from the Federal Home Loan Bank (the “FHLB”) are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial real estate loans and other qualified assets.

Maturities of advances from the FHLB as of March 31, 2018 are summarized as follows:

(In thousands)
Fiscal Year-End	Dollar Amount
2018	$30,350
2019	4,945
2020	6,416
2023	3,500
Total	$45,211

(8)	Fair Value Measurements

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

An asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Fair Values of Assets Measured on a Recurring Basis

The Company’s investments in state and municipal, asset-backed and government mortgage-backed available-for-sale securities are generally classified within Level 2 of the fair value hierarchy. For these investments, the Company obtains fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2018
State and municipal securities	$20,303	$-	$20,303	$-
Asset-backed securities	7,198	-	7,198	-
Mortgage-backed securities	30,289	-	30,289	-
Totals	$57,790	$-	$57,790	$-

December 31, 2017
State and municipal securities	$21,454	$-	$21,454	$-
Asset-backed securities	7,517	-	7,517	-
Mortgage-backed securities	32,458	-	32,458	-
Totals	$61,429	$-	$61,429	$-

Fair Values of Assets Measured on a Non-Recurring Basis

The Company’s impaired loans are reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. However, the Company generally discounts appraisals to arrive at fair value, therefore classifies such loans as Level 3 because the discounts are a significant input that is not observable.

The following summarizes assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2018
Impaired loan	$3,670	$-	$-	$3,670

December 31, 2017
Impaired loan	$3,670	$-	$-	$3,670

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input
March 31, 2018
Impaired loan	$3,670	Real estate appraisals	Discount for dated appraisals
December 31, 2017
Impaired loan	$3,670	Real estate appraisals	Discount for dated appraisals

(9)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2018 and December 31, 2017:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2018
Financial assets:
Cash and cash equivalents	$22,320	$22,320	$-	$-	$22,320
Available-for-sale securities	57,790	-	57,790	-	57,790
Federal Home Loan Bank of Boston stock	2,166	2,166	-	-	2,166
Loans, net	759,882	-	-	751,501	751,501
Accrued interest receivable	2,270	-	2,270	-	2,270
Financial liabilities:
Deposits	719,705	-	-	719,605	719,605
Federal Home Loan Bank advances	45,211	-	44,849	-	44,849

December 31, 2017
Financial assets:
Cash and cash equivalents	$47,689	$47,689	$-	$-	$47,689
Available-for-sale securities	61,429	-	61,429	-	61,429
Federal Home Loan Bank of Boston stock	1,854	1,854	-	-	1,854
Loans, net	742,138	-	-	745,637	745,637
Accrued interest receivable	2,345	-	2,345	-	2,345
Financial liabilities:
Deposits	750,057	-	-	749,898	749,898
Federal Home Loan Bank advances	26,841	-	26,655	-	26,655

(10)	Regulatory Capital

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. At March 31, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Failure to maintain the capital conservation buffer limits the ability of the Bank and the Company to pay dividends, repurchases shares or pay discretionary bonuses.

As of March 31, 2018 and December 31, 2017, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2018
Total Capital (to Risk Weighted Assets)	$119,362	15.0%	$63,651	>	8.0%	$79,564	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	109,413	13.8	47,738	>	6.0	63,651	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	109,413	13.8	35,804	>	4.5	51,716	>	6.5
Tier 1 Capital (to Average Assets)	109,413	12.4	35,418	>	4.0	44,273	>	5.0
December 31, 2017
Total Capital (to Risk Weighted Assets)	$116,869	15.0%	$62,514	>	8.0%	$78,142	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	107,112	13.7	46,885	>	6.0	62,514	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	107,112	13.7	35,164	>	4.5	50,792	>	6.5
Tier 1 Capital (to Average Assets)	107,112	11.8	36,299	>	4.0	45,374	>	5.0

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the stock offering except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks, and except to fund stock benefit plans. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In January 2017, the Company received a non-objection from the Federal Reserve Board to adopt a stock repurchase program for up to 6.6% of its common stock. As of March 31, 2018, the Company had repurchased 28,823 shares of its stock at an average price of $20.59 per share, or 4.6% of the 625,015 shares authorized for repurchase under the Company’s repurchase program.

(11)	Employee Stock Ownership Plan

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

The Company contributed funds to a subsidiary to loan to the ESOP to purchase 357,152 shares of the Company’s common stock at a price of $10.00 per share. The loan is payable annually over 15 years at a rate per annum equal to the Prime Rate as of December 31 (4.50% at December 31, 2017). Loan payments are principally funded by cash contributions from the Bank.

	March 31, 2018	December 31, 2017
Allocated	71,430	47,620
Committed to be allocated	5,952	23,810
Unallocated	279,770	285,722
Total	357,152	357,152

The fair value of unallocated shares was approximately $7.4 million at March 31 2018.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2018 and 2017 was $150,000 and $114,000, respectively.

(12)	Earnings Per Common Share

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2018	2017
Net Income attributable to common shareholders	$2,022	$1,802

Average number of common shares issued	9,657,319	9,652,448
Less:
average unallocated ESOP shares	(286,226)	(306,254)
average unvested restricted stock	(122,405)	(148,602)
average treasury stock acquired	(28,823)	(5,024)
Average number of common shares outstanding	9,219,865	9,192,568
to calculate basic earnings per common share

Effect of dilutive unvested restricted stock and stock option awards	75,138	-
Average number of common shares outstanding	9,295,003	9,192,568
to calculate diluted earnings per common share

Earnings per common share:
Basic	$0.22	$0.20
Diluted	$0.22	$0.20

(13)	Share-Based Compensation

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants for the three months ended March 31, 2018, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	396,443	$17.61
Granted	-	-
Outstanding at March 31, 2018	396,443	$17.61	8.68	$3,544,000
Outstanding and expected to vest at March 31, 2018	396,443	$17.59	8.68	$3,544,000
Vested and Exercisable at March 31, 2018	76,854	17.40	8.64	$703,000
Unrecognized compensation cost	$1,481,000
Weighted average remaining recognition period (years)	3.68

For the three months ended March 31, 2018 and 2017, total expense for the stock options was $101,000 and $97,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the three months March 31, 2018:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at January 1, 2018	127,852	$17.59
Granted	-	-
Vested	-	-
Unvested restricted stock awards at March 31 , 2018	127,852	$17.59
Unrecognized compensation cost	$2,046,000
Weighted average remaining recognition period (years)	3.68

For the three months ended March 31, 2018 and 2017, total expense for the restricted stock awards was $139,000 and $134,000, respectively.

(14)	Subsequent Event

On April 3, 2018, the Bank conducted a foreclosure sale of certain collateral consisting of both real and personal property which secured four non-accruing loans originally made by the Bank having an aggregate principal outstanding balance of approximately $7.5 million of which $4.9 million is outstanding at the Bank with the remaining $2.6 million participated out to another institution. The Bank received $8.3 million in cash from this foreclosure sale. Certain subordinated lienholders are now disputing the priority of the Bank’s liens and the right of the Bank to retain approximately $2.1 million of the proceeds from this foreclosure sale, but have not yet filed a formal claim. Until the dispute is resolved, the Bank has deposited, and will continue to hold, the disputed proceeds (i.e., approximately $2.1 million which includes $543,000 that is participated out to another institution) in a suspense deposit account at the Bank. At this time, we cannot reasonably estimate a range of potential loss, if any, to the Bank, with respect to this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding our financial condition and results of operations. Operating results for the three-month period ended March 31, 2018 may not be indicative of results for all of 2018 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2018 or during the twelve months ended December 31, 2017.

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

Balance Sheet Analysis

Assets. Total assets were $891.2 million at March 31, 2018, a decrease of $11.1 million, or 1.2%, from $902.3 million at December 31, 2017. The decrease resulted primarily from decreases in cash and cash equivalents of $25.4 million, and available-for-sale investment securities of $3.6 million. These decreases were partially offset by an increase in net loans of $17.7 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $25.4 million, or 53.2%, to $22.3 million at March 31, 2018 from $47.7 million at December 31, 2017. The decrease is primarily due to utilizing funds for loan growth and a decrease in deposits, offset by an increase in borrowed funds.

Loans. At March 31, 2018, net loans were $759.9 million, or 85.3% of total assets, compared to $742.1 million, or 82.3% of total assets, at December 31, 2017. Increases in commercial loans of $19.8 million, or 8.2%, commercial real estate loans of $1.4 million, or 0.4%, and in consumer loans of $880,000, or 5.0%, were partially offset by a decrease in construction and land development loans of $2.0 million, or 3.5%, and residential real estate loans of $1.9 million, or 2.9%. Our commercial loan growth is attributed to adding lenders and a continued assessment of other opportunities in our expanded market area. The consumer loan growth is primarily due to loan purchases via the BancAlliance Lending Club Program that the Bank entered into an agreement with in 2016.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	March 31,		December 31,
(Dollars in thousands)	2018		2017
	Amount	Percent	Amount	Percent
Commercial real estate	$372,955	48.38%	$371,510	49.35%
Commercial	259,994	33.72%	240,223	31.91%
Residential real estate	65,777	8.53%	67,724	9.00%
Construction and land development	53,875	6.99%	55,828	7.42%
Consumer	18,335	2.38%	17,455	2.32%
	770,936	100.00%	752,740	100.00%
Allowance for loan losses	(10,236)		(9,757)
Deferred loan fees, net	(818)		(845)
Net loans	$759,882		$742,138

Assets Held-for-Sale. The Company purchased a building in Portsmouth, New Hampshire in January 2017 with the intention of using a majority of the space for banking operations. The cost of this building and the related improvements was $3.3 million as of December 31, 2017. During 2017, the Company entered into an agreement to sell the building for $3.3 million, with the building to be developed into a mixed used commercial building, and transferred the building into the held-for-sale category. During the first quarter of 2018, the Company transferred the assets back into the premises and equipment category as the Company terminated the agreement to sell the building, and entered into a new agreement with a third party to construct the commercial building, in which the Company will occupy space. The Company will then sell any unused units.

Deposits. Total deposits decreased $30.4 million, or 4.0%, to $719.7 million at March 31, 2018 from $750.1 million at December 31, 2017. The primary reason for the decrease in deposits was due to a decrease of $19.6 million, or 6.3%, in NOW and demand deposits, a decrease of $7.5 million, or 7.4%, time deposits, and a decrease in money market deposits of $5.7 million, or 2.5%. The decrease in the NOW and demand deposits is primarily from municipal deposits. We expect these deposits to increase in the June 30, 2018 quarter. Time deposits decreased primarily due to the roll-off of brokered CDs.

Borrowings. Borrowings at both March 31, 2018 and December 31, 2017 consisted entirely of Federal Home Loan Bank advances. Borrowings increased $18.4 million, or 68.4%, to $45.2 million at March 31, 2018 from $26.8 million at December 31, 2017. The increase was primarily due to the decrease in deposits.

Shareholders’ Equity. Total shareholders’ equity increased $1.6 million, or 1.3%, to $117.3 million at March 31, 2018, from $115.8 million at December 31, 2017. The increase was primarily due to year-to-date net income of $2.0 million; partially offset by decreases of $859,000 in year-to-date accumulated other comprehensive income, reflecting a decrease in the fair value of available-for-sale securities. Book value per share increased to $12.19 at March 31, 2018 from $12.02 at December 31, 2017.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans:
Real estate:
Commercial	$7,102	$7,102
Residential	920	364
Construction and land development	-	-
Commercial	1,501	1,505
Consumer	61	62
Total non-accrual loans	9,584	9,033

Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total non-performing assets	$9,584	$9,033

Total loans (1)	$770,118	$751,895
Total assets	$891,172	$902,265
Total non-performing loans to total loans (1)	1.24%	1.20%
Total non-performing assets to total assets	1.08%	1.00%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

The increase in non-performing assets at March 31, 2018 compared to December 31, 2017 was primarily due to an increase of $556,000 in non-accrual one- to four-family loans. The Company has cooperative relationships with the vast majority of its nonperforming loan customers. Substantially all non-performing loans are collateralized by real estate and the repayment is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. The Company pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, the Company will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Allowance at beginning of period	$9,757	$8,590
Provision for loan losses	656	563
Charge offs:
Real estate:
Commercial	-	6
Residential	-	-
Construction and land development	-	-
Commercial	20	-
Consumer	166	8
Total charge-offs	186	14

Recoveries:
Real estate:
Commercial	-	-
Residential	-	-
Construction and land development	-	-
Commercial	1	-
Consumer	8	-
Total recoveries	9	-

Net charge-offs	177	14

Allowance at end of period	$10,236	$9,139

Non-performing loans at end of period	$9,584	$1,379
Total loans outstanding at end of period (1)	770,118	660,013
Average loans outstanding during the period (1)	766,968	646,136

Allowance to non-performing loans	106.80%	662.73%
Allowance to total loans outstanding at end of period	1.33%	1.38%
Net charge-offs to average loans outstanding during the during the period (annualized)	0.09%	0.01%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended March 31, 2018 and 2017

General. Net income increased $220,000 to $2.0 million for the three months ended March 31, 2018 from $1.8 million for the three months ended March 31, 2017. The increase was related to an increase of $1.4 million in net interest and dividend income, partially offset by a $489,000 decrease in noninterest income and an increase in noninterest expense of $755,000. In addition, the provision for income taxes decreased by $169,000 due to the decrease in the federal tax rate from 35% to 21%.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 20.2%, to $9.8 million for the three months ended March 31, 2018 from $8.1 million for the three months ended March 31, 2017. This increase was primarily attributable to an increase in interest and fees on loans, which increased $2.0 million, or 28.2%, to $9.3 million for the three months ended March 31, 2018 from $7.2 million for the three months ended March 31, 2017. The increase in interest and fees on loans was partially offset by a decrease in interest and dividends on securities, which decreased $438,000, or 50.2%, to $435,000 for the three months ended March 31, 2017 from $873,000 for the three months ended March 31, 2017.

The increase in interest income on loans was due to an increase in the average balance of loans of $120.8 million, or 18.7%, to $767.0 million for the three months ended March 31, 2018 from $646.1 million for the three months ended March 31, 2017. Interest income increased to a lesser extent due to the yield on loans increasing 36 basis points to 4.84% for the three months ended March 31, 2018 due to our continued focus on higher-yielding commercial lending. The decrease in interest and dividends on securities was due to the Company selling $30.6 million of state and municipal securities and divesting of all equity securities during the third and fourth quarters of 2017.

Interest Expense. Interest expense increased $253,000, or 32.4%, to $1.0 million for the three months ended March 31, 2018 from $781,000 for the three months ended March 31, 2017, caused by an increase in interest expense on deposits partially offset by a decrease in interest expense on borrowings. Interest expense on deposits increased $350,000, or 61.4%, to $920,000 for the three months ended March 31, 2018 from $570,000 for the three months ended March 31, 2017, due to an increase in the average rate paid on interest-bearing deposits of 19 basis points to 0.66% for the three months ended March 31, 2018 from 0.47% for the three months ended March 31, 2017. The increase in the average rate was primarily the result of increases in the average rate paid on money market accounts and certificates of deposit. The average rate paid on money market accounts and certificates of deposit increased due to changes in the rate environment. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $71.0 million, or 14.6%, to $556.3 million for the three months ended March 31, 2018 from $485.3 million for the three months ended March 31, 2017. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $75.1 million, or 50.2%.

Interest expense on borrowings decreased $97,000, or 46.0%, to $114,000 for the three months ended March 31, 2018 from $211,000 for the three months ended March 31, 2017. The interest expense on borrowings decreased due to the decrease in average outstanding balance of $38.8 million, or 63.0% to $22.8 million for the three months ended March 31, 2018. The decrease in the average outstanding balance was partially offset by a 63 basis point increase in the cost of borrowings to 2.0% for the three months ended March 31, 2018.

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million, or 18.9%, to $8.7 million for the three months ended March 31, 2018 from $7.3 million for the three months ended March 31, 2017. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased 33 basis points to 3.95% for the three months ended March 31, 2018 from 3.62% for the three months ended March 31, 2017. Our net interest margin increased 38 basis points to 4.17% for the three months ended March 31, 2018 from 3.79% for the three months ended March 31, 2017.

Provision for Loan Losses. The provision for loan losses was $656,000 for the three months ended March 31, 2018 compared to $563,000 for the three months ended March 31, 2017. The provision recorded resulted in an allowance for loan losses of $10.2 million, or 1.33% of total loans at March 31, 2018, compared to $9.8 million, or 1.30% of total loans, at December 31, 2017 and $9.1 million, or 1.38% of total loans, at March 31, 2017. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. Non-accrual loans as of March 31, 2018 was primarily composed of two loan relationships with a carrying value of $8.5 million.

Noninterest Income. Noninterest income decreased $489,000, or 32.6%, to $1.0 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017. The decrease was primarily caused by a decrease in the gain on sales of securities. Gains on sales of securities was zero for the three months ended March 31, 2018 compared to $482,000 for the three months ended March 31, 2017.

Noninterest Expense. Noninterest expense increased $755,000, or 13.4%, to $6.4 million for the three months ended March 31, 2018 from $5.6 million for the three months ended March 31, 2017. The largest increases were related to the salaries and employee benefits expense, and other expense. The increase in salary and employee benefits of $482,000, or 13.1%, to $4.2 million for the three months ended March 31, 2018 from $3.7 million for the three months ended March 31, 2017 was primarily related to an increased number of lenders. The increase in other expense of $239,000, or 36.4%, to $896,000 for the three months ended March 31, 2018 from $657,000 for the three months ended March 31, 2017 was primarily related to costs incurred working out nonperforming loans and an increase in contributions expense.

Income Tax Provision. We recorded a provision for income taxes of $678,000 for the three months ended March 31, 2018, reflecting an effective tax rate of 25.1%, compared to a provision of $847,000 for the three months ended March 31, 2017, reflecting an effective tax rate of 32.0%. The changes in the income tax provision were primarily due to a reduction of the federal corporate income tax rate from 35% to 21%.

Subsequent Event. On April 3, 2018, the Bank conducted a foreclosure sale of certain collateral consisting of both real and personal property which secured four non-accruing loans originally made by the Bank having an aggregate principal outstanding balance of approximately $7.5 million of which $4.9 million is outstanding at the Bank with the remaining $2.6 million participated out to another institution. The Bank received $8.3 million in cash from this foreclosure sale. Certain subordinated lienholders are now disputing the priority of the Bank’s liens and the right of the Bank to retain approximately $2.1 million of the proceeds from this foreclosure sale, but have not yet filed a formal claim. Until the dispute is resolved, the Bank has deposited, and will continue to hold, the disputed proceeds (i.e., approximately $2.1 million which includes $543,000 that is participated out to another institution) in a suspense deposit account at the Bank. At this time, we cannot reasonably estimate a range of potential loss, if any, to the Bank, with respect to this matter.

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

	For the Three Months Ended March 31,
	2018			2017
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$766,968	$9,276	4.84%	$646,136	$7,233	4.48%
Interest-earning deposits	8,680	42	1.94%	3,686	6	0.65%
Investment securities	59,761	408	2.73%	121,303	848	2.80%
Federal Home Loan Bank stock	1,670	27	6.47%	3,511	25	2.85%
Total interest-earning assets	837,079	9,753	4.66%	774,636	8,112	4.19%
Non-interest earning assets	49,958			48,499

Total assets	$887,037			$823,135

Interest-bearing liabilities:
Savings accounts	$118,382	70	0.24%	$118,296	59	0.20%
Money market accounts	224,681	401	0.71%	149,545	126	0.34%
NOW accounts	110,907	154	0.56%	114,529	168	0.59%
Certificates of deposit	102,325	295	1.15%	102,884	217	0.84%
Total interest-bearing deposits	556,295	920	0.66%	485,254	570	0.47%
Federal Home Loan Bank advances	22,814	114	2.00%	61,597	211	1.37%
Total interest-bearing liabilities	579,109	1,034	0.71%	546,851	781	0.57%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	180,850			151,522
Other noninterest-bearing liabilities	9,244			8,330
Total liabilities	769,203			706,703
Total equity	116,834			116,432
Total liabilities and equity	$886,037			$823,135

Net interest income		$8,719			$7,331
Interest rate spread (1)			3.95%			3.62%
Net interest-earning assets (2)	$257,970			$227,785
Net interest margin (3)			4.17%			3.79%
Average interest-earning assets to interest-bearing liabilities	144.55%			141.65%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Three Months Ended March 31, 2018
	Compared to the Three Months Ended March 31, 2017
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$614	$1,429	$2,043
Interest-earning deposits	21	15	36
Investment securities	(19)	(421)	(440)
Federal Home Loan Bank stock	20	(18)	2

Total interest-earning assets	636	1,005	1,641

Interest-bearing liabilities:
Savings accounts	11	0	11
Money Market accounts	190	85	275
Now accounts	(9)	(5)	(14)
Certificates of deposit	79	(1)	78

Total interest-bearing deposits	271	79	350

Federal Home Loan Bank advances	71	(168)	(97)

Total interest-bearing liabilities	342	(89)	253

Change in net interest income	$294	$1,094	$1,388

Management of Market Risk

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

The following table presents the estimated changes in net interest income of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning March 31, 2018.

	At March 31,
(Dollars in thousands)	2018
Changes in	Estimated
Interest Rates	Net Interest Income
(Basis Points)	Over Next 12 Months	Change
200	$37,855	(0.04)%
0	37,869	-
-100	36,886	(2.60)%

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

The following table presents the estimated changes in EVE of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of March 31, 2018.

	At March 31,
(Dollars in thousands)	2018
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

400	$139,898	(1.00)%
300	140,688	(0.10)%
200	141,637	0.60%
100	142,270	1.00%
0	140,812	-
-100	129,130	(8.30)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $22.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $57.8 million at March 31, 2018.

At March 31, 2018, we had the ability to borrow a total of $194.1 million from the Federal Home Loan Bank of Boston. On that date, we had $45.2 million in advances outstanding. At March 31, 2018, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $194.3 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At March 31, 2018 and December 31, 2017, we had $11.2 million and $18.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2018 and December 31, 2017, we had $172.2 million and $166.0 million in unadvanced funds to borrowers, respectively. We also had $1.9 million and $2.0 million in outstanding letters of credit at March 31, 2018 and December 31, 2017, respectively.

Certificates of deposit due within one year of March 31, 2018 totaled $82.9 million, or 11.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2018, we originated $58.9 million of loans, all of which were intended to be held in our portfolio and we purchased $1.0 million in loans. We did not purchase any securities. During the three months ended March 31, 2017, we originated $56.5 million of loans, all of which were intended to be held in our portfolio. We also purchased $4.4 million in loans and $11.3 million in securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net decrease in total deposits of $30.4 million and a net increase of $52.6 million for the three months ended March 31, 2018 and 2017, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances increased $18.4 million and decreased $17.0 million during the three months ended March 31, 2018 and 2017, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At March 31, 2018, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 9 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The Company’s repurchases of common stock for the three months ended March 31, 2018 were as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet
	Number of	Average Price	Part of Publicly	Be Purchased Under
	Shares	Paid	Announced Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs (1)
January 1, 2018 - January 31, 2018	-	$-	-	605,855
February 1, 2018 -Febraury 28, 2018	-	-	-	605,855
March 1, 2018 - March 31, 2018	-	-	-	605,855
Total	-	$-	-

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date:	May 10, 2018	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date:	May 10, 2018	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

