Form 10-Q
period 2018-06-30
Provident Bancorp, Inc.
filed 2018-08-09
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018, there were 9,628,496 shares of the Registrant’s common stock, no par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements

PROVIDENT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
(Dollars in thousands)	2018	2017
	(unaudited)
Assets
Cash and due from banks	$12,268	$10,326
Short-term investments	35,537	37,363
Cash and cash equivalents	47,805	47,689
Investments in available-for-sale securities (at fair value)	55,322	61,429
Federal Home Loan Bank stock, at cost	2,156	1,854
Loans, net	770,105	742,138
Assets held-for-sale	-	3,286
Bank owned life insurance	25,883	25,540
Premises and equipment, net	14,338	10,981
Accrued interest receivable	2,494	2,345
Deferred tax asset, net	5,247	4,920
Other assets	2,090	2,083
Total assets	$925,440	$902,265

Liabilities and Equity
Deposits:
Noninterest-bearing	$197,851	$186,222
Interest-bearing	556,418	563,835
Total deposits	754,269	750,057
Federal Home Loan Bank advances	39,881	26,841
Other liabilities	11,302	9,590
Total liabilities	805,452	786,488
Shareholders' equity:
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,657,319 shares issued, 9,628,496 shares outstanding at June 30, 2018 and December 31, 2017	-	-
Additional paid-in capital	45,250	44,592
Retained earnings	78,459	74,047
Accumulated other comprehensive (loss) income	(389)	589
Unearned compensation - ESOP	(2,738)	(2,857)
Treasury stock: 28,823 shares at June 30, 2018 and December 31, 2017	(594)	(594)
Total shareholders' equity	119,988	115,777
Total liabilities and shareholders' equity	$925,440	$902,265

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$9,925	$7,911	$19,201	$15,144
Interest and dividends on securities	410	902	845	1,775
Interest on interest-bearing deposits	42	3	84	9
Total interest and dividend income	10,377	8,816	20,130	16,928
Interest expense:
Interest on deposits	1,009	678	1,929	1,248
Interest on Federal Home Loan Bank advances	204	201	318	411
Total interest expense	1,213	879	2,247	1,659
Net interest and dividend income	9,164	7,937	17,883	15,269
Provision for loan losses	638	892	1,294	1,455
Net interest and dividend income after provision for loan losses	8,526	7,045	16,589	13,814
Noninterest income:
Customer service fees on deposit accounts	339	342	701	677
Service charges and fees - other	594	485	1,049	990
Gain on sale of securities, net	-	58	-	540
Bank owned life insurance income	172	150	343	300
Other income	13	35	38	64
Total noninterest income	1,118	1,070	2,131	2,571
Noninterest expense:
Salaries and employee benefits	4,269	3,731	8,433	7,413
Occupancy expense	417	450	867	921
Equipment expense	121	157	243	307
FDIC assessment	69	73	151	141
Data processing	193	176	397	366
Marketing expense	61	100	114	150
Professional fees	329	215	577	429
Directors' compensation	163	155	326	300
Other	789	818	1,679	1,469
Total noninterest expense	6,411	5,875	12,787	11,496
Income before income tax expense	3,233	2,240	5,933	4,889
Income tax expense	843	639	1,521	1,486
Net income	$2,390	$1,601	$4,412	$3,403

Earnings per share:
Basic	$0.26	$0.17	$0.48	$0.37
Diluted	$0.26	$0.17	$0.47	$0.37

Weighted Average Shares:
Basic	9,233,745	9,193,836	9,226,244	9,193,206
Diluted	9,302,425	9,198,286	9,294,317	9,193,206

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017

Net income	$2,390	$1,601	$4,412	$3,403
Other comprehensive income (loss):
Unrealized holding (losses) gains	(92)	1,605	(1,305)	2,344
Reclassification adjustment for realized gains in net income	-	(58)	-	(540)
Unrealized (loss) gain	(92)	1,547	(1,305)	1,804
Income tax effect	(27)	(577)	327	(673)
Net of tax amount	(119)	970	(978)	1,131
Total comprehensive income	$2,271	$2,571	$3,434	$4,534

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	(Loss) Income	ESOP	Stock	Total

Balance, December 31, 2017	9,628,496	$44,592	$74,047	$589	$(2,857)	$(594)	$115,777
Net income	-	-	4,412	-	-	-	4,412
Other comprehensive loss	-	-	-	(978)	-	-	(978)
Stock-based compensation expense	-	480	-	-	-	-	480
ESOP shares earned	-	178	-	-	119	-	297
Balance, June 30, 2018	9,628,496	$45,250	$78,459	$(389)	$(2,738)	$(594)	$119,988

Balance, December 31, 2016	9,652,448	$43,393	$66,229	$2,622	$(3,095)	$-	$109,149
Net income	-	-	3,403	-	-	-	3,403
Other comprehensive income	-	-	-	1,131	-	-	1,131
Stock-based compensation expense	-	460	-	-	-	-	460
Treasury stock acquired	(19,160)	-	-	-	-	(383)	(383)
ESOP shares earned	-	123	-	-	119	-	242
Balance, June 30, 2017	9,633,288	$43,976	$69,632	$3,753	$(2,976)	$(383)	$114,002

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$4,412	$3,403
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	147	398
ESOP expense	297	242
Gain on sale of securities, net	-	(540)
Change in deferred loan fees, net	30	66
Provision for loan losses	1,294	1,455
Depreciation and amortization	370	420
Increase in accrued interest receivable	(149)	(212)
Share-based compensation expense	480	460
Increase in cash surrender value of life insurance	(343)	(299)
Increase in other assets	(7)	(503)
Increase (decrease) in other liabilities	1,712	(839)
Net cash provided by operating activities	8,243	4,051

Cash flows from investing activities:
Purchases of available-for-sale securities	-	(12,490)
Proceeds from sales of available-for-sale securities	-	1,621
Proceeds from pay downs, maturities and calls of available-for-sale securities	4,655	7,539
Purchase of Federal Home Loan Bank stock, net of redemptions	(302)	(221)
Loan originations and purchases, net of paydowns	(29,291)	(79,181)
Additions to premises and equipment	(294)	(3,290)
Additions to assets held-for-sale	(147)	-
Net cash used in investing activities	(25,379)	(86,022)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2018	2017
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	17,574	37,481
Net (decrease) increase in time deposits	(13,362)	35,887
Proceeeds from advances from Federal Home Loan Bank	10,000	7,000
Net change in Federal Home Loan Bank short-term advances	3,040	3,217
Purchase of treasury stock	-	(383)
Net cash provided by financing activities	17,252	83,202

Net increase in cash and cash equivalents	116	1,231
Cash and cash equivalents at beginning of period	47,689	10,705
Cash and cash equivalents at end of period	$47,805	$11,936

Supplemental disclosures:
Interest paid	$2,328	$1,621
Income taxes paid	1,290	1,934
Assets held-for-sale transferred to premises and equipment	3,433	-

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.
Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2017 have been reclassified to be consistent with the 2018 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 15, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance will be effective for the Company on January 1, 2019, with early adoption permitted. In July 2018, the FASB issued 2018-11, which allows a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented or as a cumulative effect adjustment as of the date of adoption. Management is currently evaluating the impact of its pending adoption of this guidance on the Company’s financial statements.

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

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at June 30, 2018 and December 31, 2017:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

June 30, 2018
State and municipal securities	$20,172	$305	$167	$20,310
Asset-backed securities	7,089	-	161	6,928
Government mortgage-backed securities	28,608	149	673	28,084
Total available-for-sale securities	$55,869	$454	$1,001	$55,322

December 31, 2017
State and municipal securities	$20,726	$745	$17	$21,454
Asset-backed securities	7,524	30	37	7,517
Government mortgage-backed securities	32,421	317	280	32,458
Total available-for-sale securities	$60,671	$1,092	$334	$61,429

The scheduled maturities of debt securities were as follows at June 30, 2018:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value

Due after one year through five years	$699	$709
Due after five years through ten years	2,117	2,155
Due after ten years	17,356	17,446
Government mortgage-backed securities	28,608	28,084
Asset-backed securities	7,089	6,928
	$55,869	$55,322

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at June 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

June 30, 2018
Temporarily impaired securities:
State and municipal securities	$6,549	$135	$590	$32	$7,139	$167
Asset-backed securities	5,688	118	1,240	43	6,928	161
Government mortgage-backed securities	11,418	174	11,795	499	23,213	673
Total temporarily impaired securities	$23,655	$427	$13,625	$574	$37,280	$1,001

December 31, 2017
Temporarily impaired securities:
State and municipal securities	$-	$-	$611	$17	$611	$17
Asset-backed securities	1,745	13	1,335	24	3,080	37
Government mortgage-backed securities	5,231	20	13,584	260	18,815	280
Total temporarily impaired securities	$6,976	$33	$15,530	$301	$22,506	$334

Government mortgage-backed securities, state and municipal securities and asset-backed securities: Management believes that no individual unrealized loss at June 30, 2018 represents an other-than-temporary impairment (OTTI) because the decline in fair value of these securities is primarily attributable to changes in market interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity.

(5) Loans

A summary of loans is as follows:

	At		At
	June 30,		December 31,
(Dollars in thousands)	2018		2017
	Amount	Percent	Amount	Percent
Commercial real estate	$370,083	47.35%	$371,510	49.35%
Commercial	274,690	35.14%	240,223	31.91%
Residential real estate	62,813	8.04%	67,724	9.00%
Construction and land development	54,014	6.91%	55,828	7.42%
Consumer	20,010	2.56%	17,455	2.32%
	781,610	100.00%	752,740	100.00%
Allowance for loan losses	(10,630)		(9,757)
Deferred loan fees, net	(875)		(845)
Net loans	$770,105		$742,138

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at March 31, 2018	$4,607	$3,668	$292	$939	$678	$52	$10,236
Charge-offs	-	(31)	-	-	(232)	-	(263)
Recoveries	-	-	-	-	19	-	19
Provision (benefit)	(501)	875	(10)	29	270	(25)	638
Balance at June 30, 2018	$4,106	$4,512	$282	$968	$735	$27	$10,630

Balance at March 31, 2017	$4,513	$2,780	$320	$1,041	$375	$110	$9,139
Charge-offs	-	(61)	-	-	(18)	-	(79)
Recoveries	-	-	-	-	-	-	-
Provision (benefit)	127	562	(2)	100	115	(10)	892
Balance at June 30, 2017	$4,640	$3,281	$318	$1,141	$472	$100	$9,952

	For the six months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2017	$4,483	$3,280	$300	$965	$649	$80	$9,757
Charge-offs	-	(51)	-	-	(398)	-	(449)
Recoveries	-	1	-	-	27	-	28
Provision (benefit)	(377)	1,282	(18)	3	457	(53)	1,294
Balance at June 30, 2018	$4,106	$4,512	$282	$968	$735	$27	$10,630

Balance at December 31, 2016	$4,503	$2,513	$328	$882	$279	$85	$8,590
Charge-offs	(6)	(61)	-	-	(26)	-	(93)
Recoveries	-	-	-	-	-	-	-
Provision (benefit)	143	829	(10)	259	219	15	1,455
Balance at June 30, 2017	$4,640	$3,281	$318	$1,141	$472	$100	$9,952

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at June 30, 2018 and December 31, 2017:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
June 30, 2018
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$315	$-	$-	$-	$-	$315
Ending balance:
Collectively evaluated for impairment	4,106	4,197	282	968	735	27	10,315
Total allowance for loan losses ending balance	$4,106	$4,512	$282	$968	$735	$27	$10,630

Loans:
Ending balance:
Individually evaluated for impairment	$5,161	$3,984	$395	$-	$-		$9,540
Ending balance:
Collectively evaluated for impairment	364,922	270,706	62,418	54,014	20,010		772,070
Total loans ending balance	$370,083	$274,690	$62,813	$54,014	$20,010		$781,610

December 31, 2017
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Ending balance:
Collectively evaluated for impairment	4,483	3,280	300	965	649	80	9,757
Total allowance for loan losses ending balance	$4,483	$3,280	$300	$965	$649	$80	$9,757

Loans:
Ending balance:
Individually evaluated for impairment	$8,623	$3,202	$404	$-	$-		$12,229
Ending balance:
Collectively evaluated for impairment	362,887	237,021	67,320	55,828	17,455		740,511
Total loans ending balance	$371,510	$240,223	$67,724	$55,828	$17,455		$752,740

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at June 30, 2018 and December 31, 2017:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

June 30, 2018
Commercial real estate	$-	$-	$3,669	$3,669	$366,414	$370,083	$-	$3,669
Commercial	10	92	-	102	274,588	274,690	-	2,500
Residential real estate	72	96	-	168	62,645	62,813	-	939
Construction and land development	-	-	-	-	54,014	54,014	-	-
Consumer	76	41	16	133	19,877	20,010	-	20
Total	$158	$229	$3,685	$4,072	$777,538	$781,610	$-	$7,128

December 31, 2017
Commercial real estate	$-	$3,669	$-	$3,669	$367,841	$371,510	$-	$7,102
Commercial	12	-	-	12	240,211	240,223	-	1,505
Residential real estate	699	178	81	958	66,766	67,724		364
Construction and land development	-	-	-	-	55,828	55,828	-	-
Consumer	63	45	60	168	17,287	17,455	-	62
Total	$774	$3,892	$141	$4,807	$747,933	$752,740	$-	$9,033

On April 3, 2018, the Bank conducted a foreclosure sale of certain collateral consisting of both real and personal property which secured four non-accruing loans originally made by the Bank having an aggregate principal outstanding balance of approximately $7.5 million of which $4.9 million is outstanding at the Bank with the remaining $2.6 million participated out to another institution. The Bank received $8.3 million in cash from this foreclosure sale. Certain subordinated lienholders are now disputing the priority of the Bank’s liens and the right of the Bank to retain approximately $2.1 million of the proceeds from this foreclosure sale, but have not yet filed a formal claim. Until the dispute is resolved, the Bank has deposited, and will continue to hold, the disputed proceeds (i.e., approximately $1.4 million including $543,000 that is participated out to another institution) in a suspense deposit account at the Bank. At this time, we cannot reasonably estimate a range of potential loss, if any, to the Bank, with respect to this matter.

Information about the Company’s impaired loans by portfolio segment was as follows at and for the six months ended June 30, 2018 and at and for the year ended December 31, 2017:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

June 30, 2018
With no related allowance recorded:
Commercial real estate	$5,161	$6,676	$-	$7,464	$35
Commercial	3,284	3,284	-	4,286	117
Residential real estate	395	395	-	400	11
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	8,840	10,355	-	12,150	163

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	700	700	315	700	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	700	700	315	700	-

Total
Commercial real estate	5,161	6,676	-	7,464	35
Commercial	3,984	3,984	315	4,986	117
Residential real estate	395	395	-	400	11
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$9,540	$11,055	$315	$12,850	$163

December 31, 2017
With no related allowance recorded:
Commercial real estate	$8,623	$10,139	$-	$4,562	$70
Commercial	3,202	3,202	-	2,054	123
Residential real estate	404	404	-	412	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	12,229	13,745	-	7,028	213

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	-	-	-	-	-

Total
Commercial real estate	8,623	10,139	-	4,562	70
Commercial	3,202	3,202	-	2,054	123
Residential real estate	404	404	-	412	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$12,229	$13,745	$-	$7,028	$213

There were no troubled debt restructurings during the six months ended June 30, 2018.

The following summarizes troubled debt restructurings entered into during the six months ended June 30, 2017:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

June 30, 2017
Troubled debt restructurings:
Commercial	1	$249	$249
	1	$249	$249

In the six months ended June 30, 2017, the Company approved one troubled debt restructure totaling $249,000, with no specific reserve required based on an analysis of the borrower’s collateral coverage. The term of this commercial loan was extended to a three-year term.

The following tables present the Company’s loans by risk rating and portfolio segment at June 30, 2018 and December 31, 2017:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total

June 30, 2018
Grade:
Pass	$358,177	$252,074	$-	$54,014	$-	$664,265
Special mention	5,166	13,901	-	-	-	19,067
Substandard	6,740	8,715	624	-	-	16,079
Not formally rated	-	-	62,189	-	20,010	82,199
Total	$370,083	$274,690	$62,813	$54,014	$20,010	$781,610

December 31, 2017
Grade:
Pass	$355,623	$224,190	$-	$55,828	$-	$635,641
Special mention	6,852	9,155	-	-	-	16,007
Substandard	9,035	6,878	679	-	-	16,592
Not formally rated	-	-	67,045	-	17,455	84,500
Total	$371,510	$240,223	$67,724	$55,828	$17,455	$752,740

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

(6)	Deposits

A summary of deposit balances, by type is as follows:

	June 30,	December 31,
(In thousands)	2018	2017

NOW and demand	$325,481	$309,514
Regular savings	111,892	112,610
Money market deposits	228,060	225,735
Total non-certificate accounts	665,433	647,859

Certificate accounts of $250,000 or more	4,809	5,061
Certificate accounts less than $250,000	84,027	97,137
Total certificate accounts	88,836	102,198
Total deposits	$754,269	$750,057

(7) Federal Home Loan Bank Advances

Borrowings from the Federal Home Loan Bank (the “FHLB”) are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial real estate loans and other qualified assets.

Maturities of advances from the FHLB as of June 30, 2018 are summarized as follows:

(In thousands)
Fiscal Year-End	Dollar Amount
2018	$10,000
2019	4,953
2020	11,428
2021	5,000
2023	8,500
Total	$39,881

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

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

June 30, 2018
State and municipal securities	$20,310	$-	$20,310	$-
Asset-backed securities	6,928	-	6,928	-
Mortgage-backed securities	28,084	-	28,084	-
Totals	$55,322	$-	$55,322	$-

December 31, 2017
State and municipal securities	$21,454	$-	$21,454	$-
Asset-backed securities	7,517	-	7,517	-
Mortgage-backed securities	32,458	-	32,458	-
Totals	$61,429	$-	$61,429	$-

Fair Values of Assets Measured on a Non-Recurring Basis

The Company’s impaired loans are reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. However, the Company generally discounts appraisals to arrive at fair value, and therefore classifies such loans as Level 3 because the discounts are a significant input that is not observable.

The following summarizes assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

June 30, 2018
Impaired loans	$4,055	$-	$-	$4,055

December 31, 2017
Impaired loan	$3,670	$-	$-	$3,670

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input
June 30, 2018
Impaired loans	$4,055	Real estate appraisals and business evaluation	Discount for dated appraisals and comparable company evaluations
December 31, 2017
Impaired loan	$3,670	Real estate appraisals	Discount for dated appraisals

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2018 and December 31, 2017:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

June 30, 2018
Financial assets:
Cash and cash equivalents	$47,805	$47,805	$-	$-	$47,805
Available-for-sale securities	55,322	-	55,322	-	55,322
Federal Home Loan Bank of Boston stock	2,156	2,156	-	-	2,156
Loans, net	770,105	-	-	762,322	762,322
Accrued interest receivable	2,494	-	2,494	-	2,494
Financial liabilities:
Deposits	754,269	-	-	754,127	754,127
Federal Home Loan Bank advances	39,881	-	39,574	-	39,574

December 31, 2017
Financial assets:
Cash and cash equivalents	$47,689	$47,689	$-	$-	$47,689
Available-for-sale securities	61,429	-	61,429	-	61,429
Federal Home Loan Bank of Boston stock	1,854	1,854	-	-	1,854
Loans, net	742,138	-	-	745,637	745,637
Accrued interest receivable	2,345	-	2,345	-	2,345
Financial liabilities:
Deposits	750,057	-	-	749,898	749,898
Federal Home Loan Bank advances	26,841	-	26,655	-	26,655

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. At June 30, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Failure to maintain the capital conservation buffer limits the ability of the Bank and the Company to pay dividends, repurchases shares or pay discretionary bonuses.

As of June 30, 2018 and December 31, 2017, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2018
Total Capital (to Risk Weighted Assets)	$122,378	15.0%	$65,186	>	8.0%	$81,483	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	112,188	13.8	48,890	>	6.0	65,186	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	112,188	13.8	36,667	>	4.5	52,964	>	6.5
Tier 1 Capital (to Average Assets)	112,188	12.6	35,663	>	4.0	44,578	>	5.0
December 31, 2017
Total Capital (to Risk Weighted Assets)	$116,869	15.0%	$62,514	>	8.0%	$78,142	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	107,112	13.7	46,885	>	6.0	62,514	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	107,112	13.7	35,164	>	4.5	50,792	>	6.5
Tier 1 Capital (to Average Assets)	107,112	11.8	36,299	>	4.0	45,374	>	5.0

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. A financial institution can elect to be subject to this new definition.

The Company may use capital management tools such as cash dividends and common share repurchases. Massachusetts regulations restrict repurchases for the first three years following the stock offering except where compelling and valid business reasons are established to the satisfaction of the Massachusetts Commissioner of Banks, and except to fund stock benefit plans. The Company is also subject to the Federal Reserve Board’s notice provisions for stock repurchases. In January 2017, the Company received a non-objection from the Federal Reserve Board to adopt a stock repurchase program for up to 6.6% of its common stock. As of June 30, 2018, the Company had repurchased 28,823 shares of its stock at an average price of $20.59 per share, or 4.6% of the 625,015 shares authorized for repurchase under the Company’s repurchase program.

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

The Company loaned funds to the ESOP to purchase 357,152 shares of the Company’s common stock at a price of $10.00 per share. The loan is payable annually over 15 years at a rate per annum equal to the Prime Rate as of December 31 (4.50% at December 31, 2017). Loan payments are principally funded by cash contributions from the Bank.

	June 30, 2018	December 31, 2017
Allocated	77,382	47,620
Committed to be allocated	5,952	23,810
Unallocated	273,818	285,722
Total	357,152	357,152

The fair value of unallocated shares was approximately $7.2 million at June 30 2018.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2018 and 2017 was $147,000 and $128,000, respectively. Total compensation expense recognized for the six months ended June 30, 2018 and 2017 was $297,000 and $242,000, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017
Net Income attributable to common shareholders	$2,390	$1,601	$4,412	$3,403

Average number of common shares issued	9,657,319	9,652,448	9,657,319	9,652,448
Less:
average unallocated ESOP shares	(282,918)	(301,483)	(283,833)	(303,855)
average unvested restricted stock	(111,833)	(140,916)	(118,419)	(144,738)
average treasury stock acquired	(28,823)	(16,213)	(28,823)	(10,649)
Average number of common shares outstanding to calculate basic earnings per common share	9,233,745	9,193,836	9,226,244	9,193,206

Effect of dilutive unvested restricted stock and stock option awards	68,680	4,450	68,073	-
Average number of common shares outstanding to calculate diluted earnings per common share	9,302,425	9,198,286	9,294,317	9,193,206

Earnings per common share:
Basic	$0.26	$0.17	$0.48	$0.37
Diluted	$0.26	$0.17	$0.47	$0.37

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2018, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	396,443	$17.61
Granted	-
Outstanding at June 30, 2018	396,443	$17.61	8.43	$3,405,000
Outstanding and expected to vest at June 30, 2018	396,443	$17.59	8.43	$3,405,000
Vested and Exercisable at June 30, 2018	76,854	$17.40	8.39	$703,000
Unrecognized compensation cost	$1,380,000
Weighted average remaining recognition period (years)	3.39

For the three months ended June 30, 2018 and 2017, total expense for the stock options was $101,000 and $96,000, respectively. For the six months ended June 30, 2018 and 2017, total expense for the stock options was $201,000 and $193,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the six months ended June 30, 2018:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at January 1, 2018	127,852	$17.59
Granted	-	-
Vested	-	-
Unvested restricted stock awards at June 30 , 2018	127,852	$17.59
Unrecognized compensation cost	$1,907,000
Weighted average remaining recognition period (years)	3.39

For the three months ended June 30, 2018 and 2017, total expense for the restricted stock awards was $140,000 and $133,000, respectively. For the six months ended June 30, 2018 and 2017, total expense for the restricted stock awards was $279,000 and $267,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and six month period ended June 30, 2018 may not be indicative of results for all of 2018 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2018 or during the twelve months ended December 31, 2017.

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

Balance Sheet Analysis

Assets. Total assets were $925.4 million at June 30, 2018, an increase of $23.2 million, or 2.6%, from $902.3 million at December 31, 2017. The increase resulted primarily from an increase in net loans of $28.0 million. The increase was partially offset by a decrease in available-for-sale investment securities of $6.1 million.

Securities. Investments in available-for-sale securities decreased $6.1 million, or 9.9%, to $55.3 million at June 30, 2018 from $61.4 million at December 31, 2017. The decrease is primarily due to principal paydowns on government mortgage-backed securities and a change in the fair value of the securities.

Loans. At June 30, 2018, net loans were $770.1 million, or 83.2% of total assets, compared to $742.1 million, or 82.3% of total assets, at December 31, 2017. Increases in commercial loans of $34.5 million, or 14.3%, and in consumer loans of $2.6 million, or 14.6%, were partially offset by a decrease in residential real estate loans of $4.9 million, or 7.3%, construction and land development loans of $1.8 million, or 3.2%, and commercial real estate of $1.4 million, or 0.4%. Our commercial loan growth is attributed to adding commercial lenders and a continued focus on our niche lending of senior secured cash flow loans. Senior secured cash flow loans increased $20.5 million, or 49.7%, to $61.8 million at June 30, 2018 from $41.3 million at December 31, 2017. The consumer loan growth is primarily due to loan purchases via the BancAlliance Lending Club Program that the Bank entered into an agreement with in 2016.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	June 30,		December 31,
(Dollars in thousands)	2018		2017
	Amount	Percent	Amount	Percent
Commercial real estate	$370,083	47.35%	$371,510	49.35%
Commercial	274,690	35.14%	240,223	31.91%
Residential real estate	62,813	8.04%	67,724	9.00%
Construction and land development	54,014	6.91%	55,828	7.42%
Consumer	20,010	2.56%	17,455	2.32%
	781,610	100.00%	752,740	100.00%
Allowance for loan losses	(10,630)		(9,757)
Deferred loan fees, net	(875)		(845)
Net loans	$770,105		$742,138

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

Deposits. Total deposits increased $4.2 million, or 0.6%, to $754.3 million at June 30, 2018 from $750.1 million at December 31, 2017. The primary reason for the increase in deposits was due to an increase of $16.0 million, or 5.2%, in NOW and demand deposits and an increase in money market deposits of $2.3 million, or 1.0%. The increases were partially offset by a decrease of $13.4 million, or 13.1%, in time deposits. The increase in the NOW and demand deposits occurred primarily in municipal deposits. Time deposits decreased primarily due to the roll-off of brokered certificates of deposit.

Borrowings. Borrowings at both June 30, 2018 and December 31, 2017 consisted entirely of Federal Home Loan Bank advances. Borrowings increased $13.0 million, or 48.6%, to $39.9 million at June 30, 2018 from $26.8 million at December 31, 2017. The increase was primarily due to funding loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $4.2 million, or 3.6%, to $120.0 million at June 30, 2018, from $115.8 million at December 31, 2017. The increase was primarily due to year-to-date net income of $4.4 million, partially offset by decreases of $978,000 in year-to-date accumulated other comprehensive income, reflecting a decrease in the fair value of available-for-sale securities. Book value per share increased to $12.46 at June 30, 2018 from $12.02 at December 31, 2017.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans:
Real estate:
Commercial	$3,669	$7,102
Residential	939	364
Construction and land development	-	-
Commercial	2,500	1,505
Consumer	20	62
Total non-accrual loans	7,128	9,033

Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total non-performing assets	$7,128	$9,033

Total loans (1)	$780,735	$751,895
Total assets	$925,440	$902,265
Total non-performing loans to total loans (1)	0.91%	1.20%
Total non-performing assets to total assets	0.77%	1.00%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

The decrease in non-performing assets at June 30, 2018 compared to December 31, 2017 was primarily due to the Company’s foreclosure sale of certain collateral consisting of both real and personal property, which secured four non-accruing loans. On April 3, 2018, the Bank conducted a foreclosure sale of certain collateral consisting of both real and personal property which secured four non-accruing loans originally made by the Bank having an aggregate principal outstanding balance of approximately $7.5 million of which $4.9 million is outstanding at the Bank with the remaining $2.6 million participated out to another institution. The Bank received $8.3 million in cash from this foreclosure sale. Certain subordinated lienholders are now disputing the priority of the Bank’s liens and the right of the Bank to retain approximately $2.1 million of the proceeds from this foreclosure sale, but have not yet filed a formal claim. Until the dispute is resolved, the Bank has deposited, and will continue to hold, the disputed proceeds (i.e., approximately $1.4 million including $543,000 that is participated out to another institution) in a suspense deposit account at the Bank. At this time, we cannot reasonably estimate a range of potential loss, if any, to the Bank, with respect to this matter.

The Company has cooperative relationships with the vast majority of its nonperforming loan customers. Repayment of non-performing loans are largely dependent on the return of such loans to performing status or the liquidation of the underlying collateral. The Company pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, the Company will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Allowance at beginning of period	$9,757	$8,590
Provision for loan losses	1,294	1,455
Charge offs:
Real estate:
Commercial	-	6
Residential	-	-
Construction and land development	-	-
Commercial	51	61
Consumer	398	26
Total charge-offs	449	93

Recoveries:
Real estate:
Commercial	-	-
Residential	-	-
Construction and land development	-	-
Commercial	1	-
Consumer	27	-
Total recoveries	28	-

Net charge-offs	421	93

Allowance at end of period	$10,630	$9,952

Non-performing loans at end of period	$7,128	$4,234
Total loans outstanding at end of period (1)	780,735	712,037
Average loans outstanding during the period (1)	769,887	661,678

Allowance to non-performing loans	149.13%	235.05%
Allowance to total loans outstanding at end of period	1.36%	1.40%
Net charge-offs to average loans outstanding during the during the period (annualized)	0.11%	0.03%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended June 30, 2018 and 2017

General. Net income increased $789,000 to $2.4 million for the three months ended June 30, 2018 from $1.6 million for the three months ended June 30, 2017. The increase was related to an increase of $1.2 million in net interest and dividend income and a decrease of provision for loan losses of $254,000, partially offset by an increase in noninterest expense of $536,000.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 17.7%, to $10.4 million for the three months ended June 30, 2018 from $8.8 million for the three months ended June 30, 2017. This increase was primarily attributable to an increase in interest and fees on loans, which increased $2.0 million, or 25.5%, to $9.9 million for the three months ended June 30, 2018 from $7.9 million for the three months ended June 30, 2017. The increase in interest and fees on loans was partially offset by a decrease in interest and dividends on securities, which decreased $492,000, or 54.5%, to $410,000 for the three months ended June 30, 2017 from $902,000 for the three months ended June 30, 2017.

The increase in interest income on loans was due to an increase in the average balance of loans of $95.8 million, or 14.2%, to $772.8 million for the three months ended June 30, 2018 from $676.9 million for the three months ended June 30, 2017. In addition, interest income increased due to the yield on loans increasing 47 basis points to 5.14% for the three months ended June 30, 2018 due to our continued focus on higher-yielding commercial lending. The decrease in interest and dividends on securities was due to the Company selling $30.6 million of state and municipal securities and divesting of all equity securities during the third and fourth quarters of 2017.

Interest Expense. Interest expense increased $334,000, or 38.0%, to $1.2 million for the three months ended June 30, 2018 from $879,000 for the three months ended June 30, 2017, caused by an increase in interest expense on deposits. Interest expense on deposits increased $331,000, or 48.8%, to $1.0 million for the three months ended June 30, 2018 from $678,000 for the three months ended June 30, 2017, due to an increase in the average rate paid on interest-bearing deposits of 22 basis points to 0.75% for the three months ended June 30, 2018 from 0.53% for the three months ended June 30, 2017. The increase in the average rate was primarily the result of increases in the average rate paid on money market accounts and certificates of deposit. The average rate paid on money market accounts and certificates of deposit increased due to changes in the market rate environment. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $27.2 million, or 5.3%, to $538.9 million for the three months ended June 30, 2018 from $511.8 million for the three months ended June 30, 2017. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $63.1 million, or 40.5%.

Net Interest and Dividend Income. Net interest and dividend income increased $1.3 million, or 15.5%, to $9.2 million for the three months ended June 30, 2018 from $7.9 million for the three months ended June 30, 2017. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased 33 basis points to 4.09% for the three months ended June 30, 2018 from 3.76% for the three months ended June 30, 2017. Our net interest margin increased 41 basis points to 4.35% for the three months ended June 30, 2018 from 3.94% for the three months ended June 30, 2017.

Provision for Loan Losses. The provision for loan losses was $638,000 for the three months ended June 30, 2018 compared to $892,000 for the three months ended June 30, 2017. The provision recorded resulted in an allowance for loan losses of $10.6 million, or 1.36% of total loans at June 30, 2018, compared to $9.8 million, or 1.30% of total loans, at December 31, 2017 and $10.0 million, or 1.40% of total loans, at June 30, 2017. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. Non-accrual loans as of June 30, 2018 were primarily comprised of two commercial and industrial relationships with a total carrying value of $2.3 million and one commercial real estate relationship with a carrying value of $3.7 million.

Noninterest Income. Noninterest income increased $48,000, or 4.5%, to $1.1 million for the three months ended June 30, 2018 and June 30, 2017. The increase was primarily caused by an increase of $109,000, or 22.5%, in service charges and fees partially offset by a decrease in the gain on sales of securities. Gains on sales of securities was zero for the three months ended June 30, 2018 compared to $58,000 for the three months ended June 30, 2017.

Noninterest Expense. Noninterest expense increased $536,000, or 9.1%, to $6.4 million for the three months ended June 30, 2018 from $5.9 million for the three months ended June 30, 2017. The largest increases were related to salaries and employee benefits expense, and professional fees. The increase in salary and employee benefits of $538,000, or 14.4%, to $4.3 million for the three months ended June 30, 2018 from $3.7 million for the three months ended June 30, 2017 was primarily related to hiring an additional number of lenders. The increase in professional fees of $114,000, or 53.0%, to $329,000 for the three months ended June 30, 2018 from $215,000 for the three months ended June 30, 2017 was primarily related to increased legal expenses related to certain subordinated lienholders that are disputing the priority of the Bank’s liens and the right of the Bank to retain proceeds from a foreclosure sale, discussed above.

Income Tax Provision. We recorded a provision for income taxes of $843,000 for the three months ended June 30, 2018, reflecting an effective tax rate of 26.1%, compared to a provision of $639,000 for the three months ended June 30, 2017, reflecting an effective tax rate of 28.5%. The changes in the income tax provision were primarily due to a reduction of the federal corporate income tax rate from 35% to 21%.

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

	For the Three Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Assets:
Interest-earning assets:
Loans	$772,775	$9,925	5.14%	$676,943	$7,911	4.67%
Interest-earning deposits	10,722	42	1.57%	1,623	3	0.74%
Investment securities	56,872	388	2.73%	124,185	867	2.79%
Federal Home Loan Bank stock	2,058	22	4.28%	2,791	35	5.02%
Total interest-earning assets	842,427	10,377	4.93%	805,542	8,816	4.38%
Non-interest earning assets	49,966			43,623

Total assets	$892,393			$849,165

Interest-bearing liabilities:
Savings accounts	$110,986	56	0.20%	$114,111	50	0.18%
Money market accounts	218,775	507	0.93%	155,657	151	0.39%
NOW accounts	114,174	146	0.51%	112,072	167	0.60%
Certificates of deposit	94,998	300	1.26%	129,935	310	0.95%
Total interest-bearing deposits	538,933	1,009	0.75%	511,775	678	0.53%
Federal Home Loan Bank advances	36,947	204	2.21%	53,501	201	1.50%
Total interest-bearing liabilities	575,880	1,213	0.84%	565,276	879	0.62%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	186,719			163,297
Other noninterest-bearing liabilities	10,913			7,792
Total liabilities	773,512			736,365
Total equity	118,881			112,800
Total liabilities and equity	$892,393			$849,165

Net interest income		$9,164			$7,937
Interest rate spread (1)			4.09%			3.76%
Net interest-earning assets (2)	$266,547			$240,266
Net interest margin (3)			4.35%			3.94%
Average interest-earning assets to interest-bearing liabilities	146.29%			142.50%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Three Months Ended June 30, 2018
	Compared to the Three Months Ended June 30, 2017
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)

Interest-earning assets:
Loans	$829	$1,185	$2,014
Interest-earning deposits	6	33	39
Investment securities	(19)	(460)	(479)
Federal Home Loan Bank stock	(5)	(8)	(13)

Total interest-earning assets	811	750	1,561

Interest-bearing liabilities:
Savings accounts	7	(1)	6
Money Market accounts	276	80	356
Now accounts	(24)	3	(21)
Certificates of deposit	86	(96)	(10)

Total interest-bearing deposits	344	(13)	331

Federal Home Loan Bank advances	77	(74)	3

Total interest-bearing liabilities	421	(87)	334

Change in net interest income	$390	$837	$1,227

Results of Operations for the Six Months Ended June 30, 2018 and 2017

General. Net income increased $1.0 million to $4.4 million for the six months ended June 30, 2018 from $3.4 million for the six months ended June 30, 2017. The increase was related to an increase of $2.6 million in net interest and dividend income, partially offset by a $440,000 decrease in noninterest income and an increase in noninterest expense of $1.3 million.

Interest and Dividend Income. Interest and dividend income increased $3.2 million, or 18.9%, to $20.1 million for the six months ended June 30, 2018 from $16.9 million for the six months ended June 30, 2017. This increase was primarily attributable to an increase in interest and fees on loans, which increased $4.1 million, or 26.8%, to $19.2 million for the six months ended June 30, 2018 from $15.1 million for the six months ended June 30, 2017. The increase in interest and fees on loans was partially offset by a decrease in interest and dividends on securities, which decreased $930,000, or 52.4%, to $845,000 for the six months ended June 30, 2018 from $1.8 million for the six months ended June 30, 2017.

The increase in interest income on loans was due to an increase in the average balance of loans of $108.2 million, or 16.4%, to $769.9 million for the six months ended June 30, 2018 from $661.7 million for the six months ended June 30, 2017. In addition, interest income increased due to the yield on loans increasing 41 basis points to 4.99% for the six months ended June 30, 2018 due to our continued focus on higher-yielding commercial lending. The decrease in interest and dividends on securities was due to the Company selling $30.6 million of state and municipal securities and divesting of all equity securities during the third and fourth quarters of 2017.

Interest Expense. Interest expense increased $588,000, or 35.4%, to $2.2 million for the six months ended June 30, 2018 from $1.7 million for the six months ended June 30, 2017, caused by an increase in interest expense on deposits partially offset by a decrease in interest expense on borrowings. Interest expense on deposits increased $681,000, or 54.6%, to $1.9 million for the six months ended June 30, 2018 from $1.2 million for the six months ended June 30, 2017, due to an increase in the average rate paid on interest-bearing deposits of 20 basis points to 0.70% for the six months ended June 30, 2018 from 0.50% for the six months ended June 30, 2017. The increase in the average rate was primarily the result of increases in the average rate paid on money market accounts and certificates of deposit. The average rate paid on money market accounts and certificates of deposit increased due to changes in the market rate environment. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $49.0 million, or 9.8%, to $547.6 million for the six months ended June 30, 2018 from $498.6 million for the six months ended June 30, 2017. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $69.1 million, or 45.3%.

Interest expense on borrowings decreased $93,000, or 22.6%, to $318,000 for the six months ended June 30, 2018 from $411,000 for the six months ended June 30, 2017. The interest expense on borrowings decreased due to the decrease in the average outstanding balance of $27.6 million, or 48.0% to $29.9 million for the six months ended June 30, 2018. The decrease in the average outstanding balance was partially offset by a 70 basis point increase in the cost of borrowings to 2.13% for the six months ended June 30, 2018.

Net Interest and Dividend Income. Net interest and dividend income increased $2.6 million, or 17.1%, to $17.9 million for the six months ended June 30, 2018 from $15.3 million for the six months ended June 30, 2017. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased 32 basis points to 4.01% for the six months ended June 30, 2018 from 3.69% for the six months ended June 30, 2017. Our net interest margin increased 40 basis points to 4.26% for the six months ended June 30, 2018 from 3.86% for the six months ended June 30, 2017.

Provision for Loan Losses. The provision for loan losses was $1.3 million for the six months ended June 30, 2018 compared to $1.5 million for the six months ended June 30, 2017. The provision recorded resulted in an allowance for loan losses of $10.6 million, or 1.36% of total loans at June 30, 2018, compared to $9.8 million, or 1.30% of total loans, at December 31, 2017 and $10.0 million, or 1.40% of total loans, at June 30, 2017. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. Non-accrual loans as of June 30, 2018 was primarily comprised of two commercial and industrial relationships with a total carrying value of $2.3 million and one commercial real estate relationship with a carrying value of $3.7 million.

Noninterest Income. Noninterest income decreased $440,000, or 17.1%, to $2.1 million for the six months ended June 30, 2018 from $2.6 million for the six months ended June 30, 2017. The decrease was primarily caused by a decrease in the gain on sales of securities. Gains on sales of securities was zero for the six months ended June 30, 2018 compared to $540,000 for the six months ended June 30, 2017.

Noninterest Expense. Noninterest expense increased $1.3 million, or 11.2%, to $12.8 million for the six months ended June 30, 2018 from $11.5 million for the six months ended June 30, 2017. The largest increases were related to salaries and employee benefits expense, professional fees, and other expense. The increase in salary and employee benefits of $1.0 million, or 13.8%, to $8.4 million for the six months ended June 30, 2018 from $7.4 million for the six months ended June 30, 2017 was primarily related to an increased number of lenders. The increase in professional fees of $148,000, or 34.5%, was primarily due to increased legal expenses related to certain subordinated lienholders that are disputing the priority of the Bank’s liens and the right of the Bank to retain proceeds from a foreclosure sale, discussed above. The increase in other expense of $210,000, or 14.3%, to $1.7 million for the six months ended June 30, 2018 from $1.5 million for the six months ended June 30, 2017 was primarily related to costs incurred working out nonperforming loans.

Income Tax Provision. We recorded a provision for income taxes of $1.5 million for the six months ended June 30, 2018, reflecting an effective tax rate of 25.6%, compared to a provision of $1.5 million for the six months ended June 30, 2017, reflecting an effective tax rate of 30.4%. The changes in the income tax provision were primarily due to a reduction of the federal corporate income tax rate from 35% to 21%.

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

	For the Six Months Ended June 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate

Assets:
Interest-earning assets:
Loans	$769,887	$19,201	4.99%	$661,678	$15,144	4.58%
Interest-earning deposits	9,707	84	1.73%	2,649	9	0.68%
Investment securities	58,309	795	2.73%	122,752	1,714	2.79%
Federal Home Loan Bank stock	1,865	50	5.36%	3,149	61	3.87%
Total interest-earning assets	839,768	20,130	4.79%	790,228	16,928	4.28%
Non-interest earning assets	49,465			45,897

Total assets	$889,233			$836,125

Interest-bearing liabilities:
Savings accounts	$114,664	126	0.22%	$116,192	109	0.19%
Money market accounts	221,712	908	0.82%	152,618	277	0.36%
NOW accounts	112,549	300	0.53%	113,294	334	0.59%
Certificates of deposit	98,641	595	1.21%	116,485	528	0.91%
Total interest-bearing deposits	547,566	1,929	0.70%	498,589	1,248	0.50%
Federal Home Loan Bank advances	29,920	318	2.13%	57,527	411	1.43%
Total interest-bearing liabilities	577,486	2,247	0.78%	556,116	1,659	0.60%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	183,801			157,442
Other noninterest-bearing liabilities	10,083			7,961
Total liabilities	771,370			721,519
Total equity	117,863			114,606
Total liabilities and equity	$889,233			$836,125

Net interest income		$17,883			$15,269
Interest rate spread (1)			4.01%			3.69%
Net interest-earning assets (2)	$262,282			$234,112
Net interest margin (3)			4.26%			3.86%
Average interest-earning assets to interest-bearing liabilities	145.42%			142.10%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Six Months Ended June 30, 2018
	Compared to the Six Months Ended June 30, 2017
	Increase (Decrease) Due to		Total
(in thousands)	Rate	Volume	Increase (Decrease)

Interest-earning assets:
Loans	$1,437	$2,620	$4,057
Interest-earning deposits	28	47	75
Investment securities	(39)	(880)	(919)
Federal Home Loan Bank stock	19	(30)	(11)

Total interest-earning assets	1,444	1,758	3,202

Interest-bearing liabilities:
Savings accounts	18	(1)	17
Money Market accounts	464	167	631
Now accounts	(32)	(2)	(34)
Certificates of deposit	156	(89)	67

Total interest-bearing deposits	607	74	681

Federal Home Loan Bank advances	152	(245)	(93)

Total interest-bearing liabilities	759	(171)	588

Change in net interest income	$685	$1,929	$2,614

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

The following table presents the estimated changes in net interest income of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning June 30, 2018.

	At June 30,
(Dollars in thousands)	2018
Changes in	Estimated
Interest Rates	Net Interest Income
(Basis Points)	Over Next 12 Months	Change
200	$39,610	0.14%
0	39,555	-
-100	38,859	(1.76)%

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

The following table presents the estimated changes in EVE of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of June 30, 2018.

	At June 30,
(Dollars in thousands)	2018
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

400	$148,251	1.60%
300	148,828	2.00%
200	148,959	2.10%
100	148,545	1.80%
0	145,911	-
-100	135,712	(7.00)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $47.8 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $55.3 million at June 30, 2018.

At June 30, 2018, we had the ability to borrow a total of $208.0 million from the Federal Home Loan Bank of Boston. On that date, we had $39.9 million in advances outstanding. At June 30, 2018, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $200.7 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At June 30, 2018 and December 31, 2017, we had $33.8 million and $18.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2018 and December 31, 2017, we had $160.8 million and $166.0 million in unadvanced funds to borrowers, respectively. We also had $2.4 million and $2.0 million in outstanding letters of credit at June 30, 2018 and December 31, 2017, respectively.

Certificates of deposit due within one year of June 30, 2018 totaled $77.6 million, or 10.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2018, we originated $117.0 million of loans, all of which were intended to be held in our portfolio and we purchased $3.0 million in loans. We did not purchase any securities. During the six months ended June 30, 2017, we originated $135.2 million of loans, all of which were intended to be held in our portfolio. We also purchased $11.3 million in loans and $12.5 million in securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $4.2 million and $73.4 million for the six months ended June 30, 2018 and 2017, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances increased $13.0 million and $10.2 million during the six months ended June 30, 2018 and 2017, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At June 30, 2018, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	On January 26, 2017, the Company announced a repurchase program under which it would repurchase up to 6.6% of the then-outstanding shares of the Company’s common stock (625,015 shares) from time to time, depending on market conditions. The repurchase program would continue until it is completed or terminated by the Company’s Board of Directors. For the three months ended June 30, 2018, there were no repurchases of Provident Bancorp, Inc. stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (1)
3.2	By-Laws of Provident Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date: August 9, 2018	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date: August 9, 2018	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

