Form 10-Q
period 2018-09-30
Provident Bancorp, Inc.
filed 2018-11-08
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, there were 9,634,368 shares of the Registrant’s common stock, no par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
(Dollars in thousands)	2018	2017
	(unaudited)
Assets
Cash and due from banks	$9,899	$10,326
Short-term investments	16,089	37,363
Cash and cash equivalents	25,988	47,689
Investments in available-for-sale securities (at fair value)	52,476	61,429
Federal Home Loan Bank stock, at cost	1,925	1,854
Loans, net	783,292	742,138
Assets held-for-sale	-	3,286
Bank owned life insurance	26,055	25,540
Premises and equipment, net	14,943	10,981
Accrued interest receivable	2,584	2,345
Deferred tax asset, net	5,347	4,920
Other assets	2,561	2,083
Total assets	$915,171	$902,265

Liabilities and Equity
Deposits:
Noninterest-bearing	$195,641	$186,222
Interest-bearing	555,829	563,835
Total deposits	751,470	750,057
Federal Home Loan Bank advances	29,902	26,841
Other liabilities	11,663	9,590
Total liabilities	793,035	786,488
Shareholders' equity:
Preferred stock; authorized 50,000 shares:
no shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized;
9,662,181 shares issued, 9,634,368 shares
outstanding at September 30, 2018 and 9,657,319 shares
issued, 9,628,496 shares outstanding at December 31, 2017	-	-
Additional paid-in capital	45,572	44,592
Retained earnings	80,516	74,047
Accumulated other comprehensive (loss) income	(700)	589
Unearned compensation - ESOP	(2,679)	(2,857)
Treasury stock: 27,813 and 28,823 shares
at September 30, 2018 and December 31, 2017, respecitvely	(573)	(594)
Total shareholders' equity	122,136	115,777
Total liabilities and shareholders' equity	$915,171	$902,265

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$10,219	$8,403	$29,420	$23,547
Interest and dividends on securities	411	822	1,256	2,597
Interest on short-term investments	203	14	287	23
Total interest and dividend income	10,833	9,239	30,963	26,167
Interest expense:
Interest on deposits	1,225	783	3,154	2,031
Interest on Federal Home Loan Bank advances	204	222	522	633
Total interest expense	1,429	1,005	3,676	2,664
Net interest and dividend income	9,404	8,234	27,287	23,503
Provision for loan losses	1,421	1,012	2,715	2,467
Net interest and dividend income after provision for loan losses	7,983	7,222	24,572	21,036
Noninterest income:
Customer service fees on deposit accounts	380	376	1,081	1,053
Service charges and fees - other	502	492	1,551	1,481
Gain on sale of securities, net	-	1,851	-	2,391
Bank owned life insurance income	172	167	515	468
Other income	5	11	43	75
Total noninterest income	1,059	2,897	3,190	5,468
Noninterest expense:
Salaries and employee benefits	4,150	3,948	12,583	11,361
Occupancy expense	456	411	1,323	1,332
Equipment expense	118	149	361	456
FDIC assessment	75	75	226	216
Data processing	200	177	597	543
Marketing expense	54	81	168	231
Professional fees	274	227	851	656
Directors' compensation	141	133	467	433
Other	755	713	2,434	2,182
Total noninterest expense	6,223	5,914	19,010	17,410
Income before income tax expense	2,819	4,205	8,752	9,094
Income tax expense	741	1,434	2,262	2,920
Net income	$2,078	$2,771	$6,490	$6,174

Earnings per share:
Basic	$0.22	$0.30	$0.70	$0.67
Diluted	$0.22	$0.30	$0.70	$0.67

Weighted Average Shares:
Basic	9,247,367	9,201,634	9,233,760	9,196,046
Diluted	9,355,410	9,213,056	9,309,712	9,196,046

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017

Net income	$2,078	$2,771	$6,490	$6,174
Other comprehensive income (loss):
Unrealized holding (losses) gains	(411)	315	(1,717)	2,660
Reclassification adjustment for realized gains in net income	-	(1,851)	-	(2,391)
Unrealized (loss) gain	(411)	(1,536)	(1,717)	269
Income tax effect	100	569	428	(105)
Net of tax amount	(311)	(967)	(1,289)	164
Total comprehensive income	$1,767	$1,804	$5,201	$6,338

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	(Loss) Income	ESOP	Stock	Total

Balance, December 31, 2017	9,628,496	$44,592	$74,047	$589	$(2,857)	$(594)	$115,777
Net income	-	-	6,490	-	-	-	6,490
Other comprehensive loss	-	-	-	(1,289)	-	-	(1,289)
Stock-based compensation expense	-	695	-	-	-	-	695
Restricted stock award grants	4,862	-	-	-	-	-	-
Exercise of stock options	1,010	-	(21)	-	-	21	-
ESOP shares earned	-	285	-	-	178	-	463
Balance, September 30, 2018	9,634,368	$45,572	$80,516	$(700)	$(2,679)	$(573)	$122,136

Balance, December 31, 2016	9,652,448	$43,393	$66,229	$2,622	$(3,095)	$-	$109,149
Net income	-	-	6,174	-	-	-	6,174
Other comprehensive income	-	-	-	164	-	-	164
Stock-based compensation expense	-	691	-	-	-	-	691
Treasury stock acquired	(24,460)	-	-	-	-	(492)	(492)
ESOP shares earned	-	190	-	-	178	-	368
Balance, September 30, 2017	9,627,988	$44,274	$72,403	$2,786	$(2,917)	$(492)	$116,054

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2018	2017

Cash flows from operating activities:
Net income	$6,490	$6,174
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	215	618
ESOP expense	463	368
Gain on sale of securities, net	-	(2,391)
Change in deferred loan fees, net	101	382
Provision for loan losses	2,715	2,467
Depreciation and amortization	550	626
Increase in accrued interest receivable	(239)	(315)
Share-based compensation expense	695	691
Increase in cash surrender value of life insurance	(515)	(467)
Increase in other assets	(478)	(324)
Increase in other liabilities	2,073	333
Net cash provided by operating activities	12,070	8,162

Cash flows from investing activities:
Purchases of available-for-sale securities	-	(13,120)
Proceeds from sales of available-for-sale securities	-	11,915
Proceeds from pay downs, maturities and calls of available-for-sale securities	7,022	11,430
Purchase of Federal Home Loan Bank stock, net of redemptions	(71)	(950)
Loan originations and purchases, net of paydowns	(43,970)	(126,961)
Additions to premises and equipment	(1,079)	(3,410)
Purchase of bank owned life insurance	-	(5,500)
Additions to assets held-for-sale	(147)	-
Net cash used in investing activities	(38,245)	(126,596)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2018	2017

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	12,189	55,621
Net (decrease) increase in time deposits	(10,776)	41,670
Proceeeds from advances from Federal Home Loan Bank	10,000	7,000
Net change in Federal Home Loan Bank short-term advances	(6,939)	21,507
Purchase of treasury stock	-	(492)
Net cash provided by financing activities	4,474	125,306

Net (decrease) increase in cash and cash equivalents	(21,701)	6,872
Cash and cash equivalents at beginning of period	47,689	10,705
Cash and cash equivalents at end of period	$25,988	$17,577

Supplemental disclosures:
Interest paid	$3,716	$2,653
Income taxes paid	2,520	3,219
Assets held-for-sale transferred to premises and equipment	3,433	-
Fixed assets transferred to assets held-for-sale	-	3,213

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2017 have been reclassified to be consistent with the 2018 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 15, 2018.

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

This ASU was effective for the Company on January 1, 2018. Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), the Company concluded that the new guidance did not impact the elements of its consolidated statements of income most closely associated with leases and financial instruments (such as interest income, interest expense and securities gains). The Company completed its identification of all revenue streams included in its financial statements and has identified its deposit-related fees, service charges, debit and prepaid card interchange income and other fee income to be within the scope of the standard. The Company has also completed its review of the related contracts. The Company's overall assessment indicates that adoption of this ASU did not materially change its current method and timing of recognizing revenue for the identified revenue streams and therefore, the adoption of this ASU as of January 1, 2018, did not have a significant impact to the Company's financial condition, results of operations and consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): “Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU will be effective for the Company on January 1, 2020. As the guidance only revises disclosure requirements, the adoption of this guidance did not have a material impact on the Company’s financial statements.

(4)	Investment Securities

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at September 30, 2018 and December 31, 2017:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value

September 30, 2018
State and municipal securities	$20,145	$207	$313	$20,039
Asset-backed securities	6,754	-	209	6,545
Government mortgage-backed securities	26,535	136	779	25,892
Total available-for-sale securities	$53,434	$343	$1,301	$52,476

December 31, 2017
State and municipal securities	$20,726	$745	$17	$21,454
Asset-backed securities	7,524	30	37	7,517
Government mortgage-backed securities	32,421	317	280	32,458
Total available-for-sale securities	$60,671	$1,092	$334	$61,429

The scheduled maturities of debt securities were as follows at September 30, 2018:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$95	$95
Due after one year through five years	604	610
Due after five years through ten years	2,118	2,144
Due after ten years	17,328	17,190
Government mortgage-backed securities	26,535	25,892
Asset-backed securities	6,754	6,545
	$53,434	$52,476

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at September 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

September 30, 2018
Temporarily impaired securities:
State and municipal securities	$11,352	$277	$584	$36	$11,936	$313
Asset-backed securities	4,051	121	2,494	88	6,545	209
Government mortgage-backed securities	7,750	208	12,042	571	19,792	779
Total temporarily impaired securities	$23,153	$606	$15,120	$695	$38,273	$1,301

December 31, 2017
Temporarily impaired securities:
State and municipal securities	$-	$-	$611	$17	$611	$17
Asset-backed securities	1,745	13	1,335	24	3,080	37
Government mortgage-backed securities	5,231	20	13,584	260	18,815	280
Total temporarily impaired securities	$6,976	$33	$15,530	$301	$22,506	$334

Government mortgage-backed securities, state and municipal securities and asset-backed securities: Management believes that no individual unrealized loss at September 30, 2018 represents an other-than-temporary impairment (OTTI) because the decline in fair value of these securities is primarily attributable to changes in market interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity.

(5) Loans

A summary of loans is as follows:

	At		At
	September 30,		December 31,
(Dollars in thousands)	2018		2017
	Amount	Percent	Amount	Percent
Commercial real estate	$361,765	45.48%	$371,510	49.35%
Commercial	300,584	37.79%	240,223	31.91%
Residential real estate	60,034	7.55%	67,724	9.00%
Construction and land development	52,870	6.64%	55,828	7.42%
Consumer	20,119	2.53%	17,455	2.32%
	795,372	100.00%	752,740	100.00%
Allowance for loan losses	(11,134)		(9,757)
Deferred loan fees, net	(946)		(845)
Net loans	$783,292		$742,138

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total

Allowance for loan losses:

Balance at June 30, 2018	$4,106	$4,512	$282	$968	$735	$27	$10,630
Charge-offs	(790)	(50)	-	-	(128)	-	(968)
Recoveries	-	26	2	-	23	-	51
Provision (credit)	969	272	(22)	25	200	(23)	1,421
Balance at September 30, 2018	$4,285	$4,760	$262	$993	$830	$4	$11,134

Balance at June 30, 2017	$4,640	$3,281	$318	$1,141	$472	$100	$9,952
Charge-offs	-	(2)	-	-	(80)	-	(82)
Recoveries	-	45	-	-	5	-	50
Provision (credit)	1,029	60	(22)	(177)	172	(50)	1,012
Balance at September 30, 2017	$5,669	$3,384	$296	$964	$569	$50	$10,932

	For the nine months ended September 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total

Allowance for loan losses:

Balance at December 31, 2017	$4,483	$3,280	$300	$965	$649	$80	$9,757
Charge-offs	(790)	(101)	-	-	(526)	-	(1,417)
Recoveries	-	27	2	-	50	-	79
Provision (credit)	592	1,554	(40)	28	657	(76)	2,715
Balance at September 30, 2018	$4,285	$4,760	$262	$993	$830	$4	$11,134

Balance at December 31, 2016	$4,503	$2,513	$328	$882	$279	$85	$8,590
Charge-offs	(6)	(63)	-	-	(106)	-	(175)
Recoveries	-	45	-	-	5	-	50
Provision (credit)	1,172	889	(32)	82	391	(35)	2,467
Balance at September 30, 2017	$5,669	$3,384	$296	$964	$569	$50	$10,932

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at September 30, 2018 and December 31, 2017:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total

September 30, 2018
Allowance for loan losses:
Ending balance:
Individually evaluated
for impairment	$-	$765	$-	$-	$-	$-	$765
Ending balance:
Collectively evaluated
for impairment	4,285	3,995	262	993	830	4	10,369
Total allowance for loan
losses ending balance	$4,285	$4,760	$262	$993	$830	$4	$11,134

Loans:
Ending balance:
Individually evaluated
for impairment	$4,342	$4,070	$392	$-	$-		$8,804
Ending balance:
Collectively evaluated
for impairment	357,423	296,514	59,642	52,870	20,119		786,568
Total loans ending balance	$361,765	$300,584	$60,034	$52,870	$20,119		$795,372

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

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at September 30, 2018 and December 31, 2017:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

September 30, 2018
Commercial real estate	$-	$519	$2,879	$3,398	$358,367	$361,765	$-	$2,879
Commercial	248	2,731	248	3,227	297,357	300,584	-	3,552
Residential real estate	565	131	-	696	59,338	60,034	-	855
Construction and
land development	-	-	-	-	52,870	52,870	-	-
Consumer	62	71	65	198	19,921	20,119	-	68
Total	$875	$3,452	$3,192	$7,519	$787,853	$795,372	$-	$7,354

December 31, 2017
Commercial real estate	$-	$3,669	$-	$3,669	$367,841	$371,510	$-	$7,102
Commercial	12	-	-	12	240,211	240,223	-	1,505
Residential real estate	699	178	81	958	66,766	67,724		364
Construction and
land development	-	-	-	-	55,828	55,828	-	-
Consumer	63	45	60	168	17,287	17,455	-	62
Total	$774	$3,892	$141	$4,807	$747,933	$752,740	$-	$9,033

Information about the Company’s impaired loans by portfolio segment was as follows at and for the nine months ended September 30, 2018 and at and for the year ended December 31, 2017:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

September 30, 2018
With no related allowance recorded:
Commercial real estate	$4,342	$6,645	$-	$6,684	$51
Commercial	2,474	2,474	-	3,328	30
Residential real estate	392	392	-	398	15
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	7,208	9,511	-	10,410	96

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	1,596	1,596	765	1,599	52
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,596	1,596	765	1,599	52

Total
Commercial real estate	4,342	6,645	-	6,684	51
Commercial	4,070	4,070	765	4,927	82
Residential real estate	392	392	-	398	15
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$8,804	$11,107	$765	$12,009	$148

December 31, 2017
With no related allowance recorded:
Commercial real estate	$8,623	$10,139	$-	$4,562	$70
Commercial	3,202	3,202	-	2,054	123
Residential real estate	404	404	-	412	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	12,229	13,745	-	7,028	213

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	-	-	-	-	-

Total
Commercial real estate	8,623	10,139	-	4,562	70
Commercial	3,202	3,202	-	2,054	123
Residential real estate	404	404	-	412	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$12,229	$13,745	$-	$7,028	$213

There were no troubled debt restructurings during the nine months ended September 30, 2018.

The following summarizes troubled debt restructurings entered into during the nine months ended September 30, 2017:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

September 30, 2017
Troubled debt restructurings:
Commercial	1	$249	$249
	1	$249	$249

In the nine months ended September 30, 2017, the Company approved one troubled debt restructure totaling $249,000, with no specific reserve required based on an analysis of the borrower’s collateral coverage. The term of this commercial loan was extended to a three-year term.

The following tables present the Company’s loans by risk rating and portfolio segment at September 30, 2018 and December 31, 2017:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total

September 30, 2018
Grade:
Pass	$350,705	$279,072	$-	$52,870	$-	$682,647
Special mention	6,248	11,748	-	-	-	17,996
Substandard	4,812	8,168	579	-	-	13,559
Doubtful	-	1,596	-	-	-	1,596
Not formally rated	-	-	59,455	-	20,119	79,574
Total	$361,765	$300,584	$60,034	$52,870	$20,119	$795,372

December 31, 2017
Grade:
Pass	$355,623	$224,190	$-	$55,828	$-	$635,641
Special mention	6,852	9,155	-	-	-	16,007
Substandard	9,035	6,878	679	-	-	16,592
Not formally rated	-	-	67,045	-	17,455	84,500
Total	$371,510	$240,223	$67,724	$55,828	$17,455	$752,740

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

(6)	Deposits

A summary of deposit balances, by type is as follows:

	September 30,	December 31,
(In thousands)	2018	2017

NOW and demand	$318,962	$309,514
Regular savings	116,692	112,610
Money market deposits	224,394	225,735
Total non-certificate accounts	660,048	647,859

Certificate accounts of $250,000 or more	14,096	5,061
Certificate accounts less than $250,000	77,326	97,137
Total certificate accounts	91,422	102,198
Total deposits	$751,470	$750,057

(7)	Federal Home Loan Bank Advances

Borrowings from the Federal Home Loan Bank (the “FHLB”) are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial real estate loans and other qualified assets.

Maturities of advances from the FHLB as of September 30, 2018 are summarized as follows:

(In thousands)
Fiscal Year-End	Dollar Amount
2019	4,962
2020	11,440
2021	5,000
2023	8,500
Total	$29,902

(8)	Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

September 30, 2018
State and municipal securities	$20,039	$-	$20,039	$-
Asset-backed securities	6,545	-	6,545	-
Mortgage-backed securities	25,892	-	25,892	-
Totals	$52,476	$-	$52,476	$-

December 31, 2017
State and municipal securities	$21,454	$-	$21,454	$-
Asset-backed securities	7,517	-	7,517	-
Mortgage-backed securities	32,458	-	32,458	-
Totals	$61,429	$-	$61,429	$-

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

The following summarizes assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

September 30, 2018
Impaired loans	$3,710	$-	$-	$3,710

December 31, 2017
Impaired loan	$3,670	$-	$-	$3,670

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input

September 30, 2018
Impaired loans	$3,710	Real estate appraisals and business evaluation	Discount for dated appraisals and comparable company evaluations
December 31, 2017
Impaired loan	$3,670	Real estate appraisals	Discount for dated appraisals

(9)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at September 30, 2018 and December 31, 2017:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

September 30, 2018
Financial assets:
Cash and cash equivalents	$25,988	$25,988	$-	$-	$25,988
Available-for-sale securities	52,476	-	52,476	-	52,476
Federal Home Loan Bank of Boston stock	1,925	1,925	-	-	1,925
Loans, net	783,292	-	-	774,229	774,229
Accrued interest receivable	2,584	-	2,584	-	2,584
Financial liabilities:
Deposits	751,470	-	-	751,427	751,427
Federal Home Loan Bank advances	29,902	-	29,499	-	29,499

December 31, 2017
Financial assets:
Cash and cash equivalents	$47,689	$47,689	$-	$-	$47,689
Available-for-sale securities	61,429	-	61,429	-	61,429
Federal Home Loan Bank of Boston stock	1,854	1,854	-	-	1,854
Loans, net	742,138	-	-	745,637	745,637
Accrued interest receivable	2,345	-	2,345	-	2,345
Financial liabilities:
Deposits	750,057	-	-	749,898	749,898
Federal Home Loan Bank advances	26,841	-	26,655	-	26,655

(10)	Regulatory Capital

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The new regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. At September 30, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Failure to maintain the capital conservation buffer limits the ability of the Bank and the Company to pay dividends, repurchases shares or pay discretionary bonuses.

As of September 30, 2018 and December 31, 2017, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio

September 30, 2018
Total Capital (to Risk Weighted Assets)	$125,071	15.0%	$66,636	>	8.0%	$83,294	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	114,651	13.8	49,977	>	6.0	66,636	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	114,651	13.8	37,482	>	4.5	54,141	>	6.5
Tier 1 Capital (to Average Assets)	114,651	12.4	36,916	>	4.0	46,146	>	5.0
December 31, 2017
Total Capital (to Risk Weighted Assets)	$116,869	15.0%	$62,514	>	8.0%	$78,142	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	107,112	13.7	46,885	>	6.0	62,514	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	107,112	13.7	35,164	>	4.5	50,792	>	6.5
Tier 1 Capital (to Average Assets)	107,112	11.8	36,299	>	4.0	45,374	>	5.0

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

The Company may use capital management tools such as cash dividends and common share repurchases. In January 2017, the Company received a non-objection from the Federal Reserve Board to adopt a stock repurchase program for up to 6.6% of its common stock. As of September 30, 2018, the Company had repurchased 28,823 shares of its stock at an average price of $20.59 per share, or 4.6% of the 625,015 shares authorized for repurchase under the Company’s repurchase program.

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

	September 30, 2018	December 31, 2017
Allocated	83,334	47,620
Committed to be allocated	5,952	23,810
Unallocated	267,866	285,722
Total	357,152	357,152

The fair value of unallocated shares was approximately $7.8 million at September 30, 2018.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2018 and 2017 was $166,000 and $127,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2018 and 2017 was $463,000 and $368,000, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2018	2017	2018	2017

Net Income attributable to common shareholders	$2,078	$2,771	$6,490	$6,174

Average number of common shares issued	9,660,543	9,652,448	9,658,405	9,652,448
Less:
average unallocated ESOP shares	(274,452)	(296,398)	(280,274)	(301,342)
average unvested restricted stock	(110,230)	(133,258)	(115,659)	(140,869)
average treasury stock acquired	(28,494)	(21,158)	(28,712)	(14,191)
Average number of common shares outstanding	9,247,367	9,201,634	9,233,760	9,196,046
to calculate basic earnings per common share

Effect of dilutive unvested restricted stock and stock option awards	108,043	11,422	75,952	-
Average number of common shares outstanding	9,355,410	9,213,056	9,309,712	9,196,046
to calculate diluted earnings per common share

Earnings per common share:
Basic	$0.22	$0.30	$0.70	$0.67
Diluted	$0.22	$0.30	$0.70	$0.67

(13)	Share-Based Compensation

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants for the nine months ended September 30, 2018, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	396,443	$17.61
Granted	12,170	27.20
Forfeited	(9,740)	17.40
Exercised	(2,435)	17.40
Outstanding at September 30, 2018	396,438	$17.89	8.24	$4,496,000
Outstanding and expected to vest at September 30, 2018	396,438	$17.89	8.24	$4,496,000
Vested and Exercisable at September 30, 2018	74,419	$17.40	8.13	$681,000
Unrecognized compensation cost	$1,343,000
Weighted average remaining recognition period (years)	3.13

For the three months ended September 30, 2018 and 2017, total expense for the stock options was $94,000 and $97,000, respectively. For the nine months ended September 30, 2018 and 2017, total expense for the stock options was $295,000 and $290,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the nine months ended September 30, 2018:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2017	127,852	$17.59
Granted	4,862	27.20
Forfeited	(3,896)	17.40
Unvested restricted stock awards at September 30 , 2018	128,818	$17.89
Unrecognized compensation cost	$1,851,000
Weighted average remaining recognition period (years)	3.13

For the three months ended September 30, 2018 and 2017, total expense for the restricted stock awards was $121,000 and $134,000, respectively. For the nine months ended September 30, 2018 and 2017, total expense for the restricted stock awards was $400,000 and $401,000, respectively.

(14)	Commitments and Contingencies

U.S. Small Bus. Admin. v. The Provident Bank, No. 1:18-cv-00746 (D.N.H.) (filed Aug. 23, 2018)

As previously disclosed, on April 3, 2018, the Bank conducted a foreclosure sale of certain real and personal property which secured four non-accruing loans originally made by the Bank.  The aggregate outstanding principal balance of these loans was approximately $7.5 million, of which (a) approximately $4.9 million was due and owing to the Bank and (b) approximately $2.6 million was due and owing to another financial institution who purchased participation interests in certain of these loans (the “Participant”). The Bank received $8.3 in proceeds from this foreclosure sale. The U.S. Small Business Administration (SBA) which also made a secured loan to the same obligors has since disputed the Bank’s retention of and claimed priority to a portion of the proceeds generated from this foreclosure sale, alleging a breach of contract and seeking monetary damages in the approximate amount of $2.0 million. The Bank has partially denied liability, and in addition to its defenses, has asserted a counterclaim against the SBA and its assignee, Granite State Economic Development Corporation, seeking equitable reformation of the contract at issue on the basis of a mutual mistake of fact. This case is in the preliminary pretrial stage. Pending the outcome of this lawsuit, and as previously disclosed, the Bank has segregated into a separate deposit account the entire amount in dispute, consisting of $1.4 million that would be retained by the Bank, and $543,000 that would be provided to the participating institution. Management does not believe that the ultimate resolution of this matter will have a significant impact on the Bank’s financial condition or the results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and nine month period ended September 30, 2018 may not be indicative of results for all of 2018 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the nine months ended September 30, 2018 or during the year ended December 31, 2017.

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

Balance Sheet Analysis

Assets. Total assets were $915.2 million at September 30, 2018, an increase of $12.9 million, or 1.4%, from $902.3 million at December 31, 2017. The increase resulted primarily from an increase in net loans of $41.2 million. The increase was partially offset by a decrease in cash and cash equivalents of $21.7 million and available-for-sale investment securities of $9.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $21.7 million, or 45.5%, to $26.0 million at September 30, 2018 from $47.7 million at December 31, 2017. The decrease is primarily due to utilizing funds for loan growth.

Securities. Investments in available-for-sale securities decreased $9.0 million, or 14.6%, to $52.5 million at September 30, 2018 from $61.4 million at December 31, 2017. The decrease is primarily due to principal paydowns on government mortgage-backed securities and a change in the fair value of the securities.

Loans. At September 30, 2018, net loans were $783.3 million, or 85.6% of total assets, compared to $742.1 million, or 82.3% of total assets, at December 31, 2017. Increases in commercial loans of $60.4 million, or 25.1%, and in consumer loans of $2.7 million, or 15.3%, were partially offset by decreases in residential real estate loans of $7.7 million, or 11.4%, construction and land development loans of $3.0 million, or 5.3%, and commercial real estate of $9.7 million, or 2.6%. Our commercial loan growth is attributed to adding commercial lenders and a continued focus on our niche lending of senior secured cash flow loans. Senior secured cash flow loans increased $61.3 million, or 148.5%, to $102.6 million at September 30, 2018 from $41.3 million at December 31, 2017. The consumer loan growth is primarily due to loan purchases through the BancAlliance Lending Club Program that the Bank entered into an agreement with in 2016.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	September 30,		December 31,
(Dollars in thousands)	2018		2017
	Amount	Percent	Amount	Percent
Commercial real estate	$361,765	45.48%	$371,510	49.35%
Commercial	300,584	37.79%	240,223	31.91%
Residential real estate	60,034	7.55%	67,724	9.00%
Construction and land development	52,870	6.64%	55,828	7.42%
Consumer	20,119	2.53%	17,455	2.32%
	795,372	100.00%	752,740	100.00%
Allowance for loan losses	(11,134)		(9,757)
Deferred loan fees, net	(946)		(845)
Net loans	$783,292		$742,138

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

Deposits. Total deposits increased $1.4 million, or 0.2%, to $751.5 million at September 30, 2018 from $750.1 million at December 31, 2017. The primary reason for the increase in deposits was an increase of $9.4 million, or 3.1%, in NOW and demand deposits and an increase in savings deposits of $4.1 million, or 3.6%. The increases were partially offset by a decrease of $10.8 million, or 10.5%, in time deposits. The increase in the NOW and demand deposits and savings deposits occurred primarily due to new account relationships. Time deposits decreased primarily due to the roll-off of brokered certificates of deposit.

Borrowings. Borrowings at both September 30, 2018 and December 31, 2017 consisted entirely of Federal Home Loan Bank advances. Borrowings increased $3.1 million, or 11.4%, to $29.9 million at September 30, 2018 from $26.8 million at December 31, 2017. The increase was primarily due to funding loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $6.4 million, or 5.5%, to $122.1 million at September 30, 2018, from $115.8 million at December 31, 2017. The increase was primarily due to year-to-date net income of $6.5 million, stock-based compensation expense of $695,000, and ESOP shares earned of $463,000, partially offset by decreases of $1.3 million in accumulated other comprehensive income, reflecting a decrease in the fair value of available-for-sale securities. Book value per share increased to $12.68 at September 30, 2018 from $12.02 at December 31, 2017.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	September 30,	December 31,
(Dollars in thousands)	2018	2017

Non-accrual loans:
Real estate:
Commercial	$2,879	$7,102
Residential	855	364
Construction and land development	-	-
Commercial	3,552	1,505
Consumer	68	62
Total non-accrual loans	7,354	9,033

Accruing loans past due 90 days or more	-	-
Real estate owned	-	-
Total non-performing assets	$7,354	$9,033

Total loans (1)	$794,426	$751,895
Total assets	$915,171	$902,265
Total non-performing loans to total loans (1)	0.93%	1.20%
Total non-performing assets to total assets	0.80%	1.00%

(1)	Loans are presented before the allowance for loan losses but include deferred fees/costs

The decrease in non-performing assets at September 30, 2018 compared to December 31, 2017 was primarily due to the Company’s foreclosure sale of certain real and personal property which secured four non-accruing loans originally made by the Bank.  The aggregate outstanding principal balance of these loans was approximately $7.5 million, of which (a) approximately $4.9 million was due and owing to the Bank and (b) approximately $2.6 million was due and owing to another financial institution who purchased participation interests in certain of these loans (the “Participant”). The Bank received $8.3 in proceeds from this foreclosure sale. The U.S. Small Business Administration (SBA) which also made a secured loan to the same obligors has since disputed the Bank’s retention of and claimed priority to a portion of the proceeds generated from this foreclosure sale, alleging a breach of contract and seeking monetary damages in the approximate amount of $2.0 million. The Bank has partially denied liability, and in addition to its defenses, has asserted a counterclaim against the SBA and its assignee, Granite State Economic Development Corporation, seeking equitable reformation of the contract at issue on the basis of a mutual mistake of fact. This case is in the preliminary pretrial stage. Pending the outcome of this lawsuit, and as previously disclosed, the Bank has segregated into a separate deposit account the entire amount in dispute, consisting of $1.4 million that would be retained by the Bank, and $543,000 that would be provided to the participating institution. Management does not believe that the ultimate resolution of this matter will have a significant impact on the Bank’s financial condition or the results of operations.

The Company has cooperative relationships with the vast majority of its non-performing loan customers. Repayment of non-performing loans is largely dependent on the return of such loans to performing status or the liquidation of the underlying collateral. The Company pursues the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, the Company will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017

Allowance at beginning of period	$9,757	$8,590
Provision for loan losses	2,715	2,467
Charge offs:
Real estate:
Commercial	790	6
Residential	-	-
Construction and land development	-	-
Commercial	101	63
Consumer	526	106
Total charge-offs	1,417	175

Recoveries:
Real estate:
Commercial	-	-
Residential	2	-
Construction and land development	-	-
Commercial	27	45
Consumer	50	5
Total recoveries	79	50

Net charge-offs	1,338	125

Allowance at end of period	$11,134	$10,932

Non-performing loans at end of period	$7,354	$5,647
Total loans outstanding at end of period (1)	794,426	759,469
Average loans outstanding during the period (1)	772,839	681,034

Allowance to non-performing loans	151.40%	193.59%
Allowance to total loans outstanding at end of period	1.40%	1.44%
Net charge-offs to average loans outstanding during the
during the period (annualized)	0.23%	0.02%

(1)	Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended September 30, 2018 and 2017

General. Net income decreased $693,000 to $2.1 million for the three months ended September 30, 2018 from $2.8 million for the three months ended September 30, 2017. The decrease was related to a decrease of $1.8 million in noninterest income and an increase in provision for loan losses of $409,000, partially offset by an increase in net interest and dividend income of $1.2 million and a decrease in income tax expense of $693,000.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 17.3%, to $10.8 million for the three months ended September 30, 2018 from $9.2 million for the three months ended September 30, 2017. This increase was primarily attributable to an increase in interest and fees on loans, which increased $1.8 million, or 21.6%, to $10.2 million for the three months ended September 30, 2018 from $8.4 million for the three months ended September 30, 2017. The increase in interest and fees on loans was partially offset by a decrease in interest and dividends on securities, which decreased $411,000, or 50.0%, to $411,000 for the three months ended September 30, 2017 from $822,000 for the three months ended September 30, 2017.

The increase in interest income on loans was due to an increase in the average balance of loans of $59.5 million, or 8.3%, to $778.6 million for the three months ended September 30, 2018 from $719.1 million for the three months ended September 30, 2017. In addition, interest income increased due to the yield on loans increasing 58 basis points to 5.25% for the three months ended September 30, 2018 due to our continued focus on higher-yielding commercial lending. The decrease in interest and dividends on securities was due to the Company selling $30.6 million of state and municipal securities and divesting of all equity securities during the third and fourth quarters of 2017.

Interest Expense. Interest expense increased $424,000, or 42.2%, to $1.4 million for the three months ended September 30, 2018 from $1.0 million for the three months ended September 30, 2017, caused by an increase in interest expense on deposits. Interest expense on deposits increased $442,000, or 56.4%, to $1.2 million for the three months ended September 30, 2018 from $783,000 for the three months ended September 30, 2017, due to an increase in the average rate paid on interest-bearing deposits of 28 basis points to 0.86% for the three months ended September 30, 2018 from 0.58% for the three months ended September 30, 2017. The increase in the average rate was primarily the result of increases in the average rate paid on money market accounts and certificates of deposit. The average rate paid on money market accounts and certificates of deposit increased due to changes in the market rate environment. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $25.1 million, or 4.6%, to $567.4 million for the three months ended September 30, 2018 from $542.2 million for the three months ended September 30, 2017. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $50.8 million, or 28.1%.

Net Interest and Dividend Income. Net interest and dividend income increased $1.2 million, or 14.2%, to $9.4 million for the three months ended September 30, 2018 from $8.2 million for the three months ended September 30, 2017. The increase was due to both higher balances of interest-earning assets and expanding margins. Our net interest rate spread increased 30 basis points to 4.00% for the three months ended September 30, 2018 from 3.70% for the three months ended September 30, 2017. Our net interest margin increased 42 basis points to 4.31% for the three months ended September 30, 2018 from 3.89% for the three months ended September 30, 2017.

Provision for Loan Losses. The provision for loan losses was $1.4 million for the three months ended September 30, 2018 compared to $1.0 million for the three months ended September 30, 2017. The provision recorded resulted in an allowance for loan losses of $11.1 million, or 1.40% of total loans at September 30, 2018, compared to $9.8 million, or 1.30% of total loans, at December 31, 2017 and $10.9 million, or 1.44% of total loans, at September 30, 2017. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. Non-accrual loans as of September 30, 2018 were primarily comprised of three commercial and industrial relationships with a total carrying value of $3.1 million and one commercial real estate relationship with a carrying value of $2.9 million.

Noninterest Income. Noninterest income decreased $1.8 million, or 63.4%, to $1.1 million for the three months ended September 30, 2018 from $2.9 million for the three months ended September 30, 2017. The decrease was primarily caused by a decrease in the gain on sales of securities. Gain on sales of securities was zero for the three months ended September 30, 2018 compared to $1.9 million for the three months ended September 30, 2017.

Noninterest Expense. Noninterest expense increased $309,000, or 5.2%, to $6.2 million for the three months ended September 30, 2018 from $5.9 million for the three months ended September 30, 2017. The largest increases were related to salaries and employee benefits expense, professional fees, and occupancy expense. The increase in salary and employee benefits of $202,000, or 5.1%, to $4.2 million for the three months ended September 30, 2018 from $3.9 million for the three months ended September 30, 2017 was primarily related to hiring additional lenders. The increase in professional fees of $47,000, or 20.7%, to $274,000 for the three months ended September 30, 2018 from $227,000 for the three months ended September 30, 2017 was primarily related to increased legal expenses related to certain subordinated lienholders that are disputing the priority of the Bank’s liens and the right of the Bank to retain proceeds from a foreclosure sale, discussed in Note 14 to the interim financial statements. The increase in occupancy expense of $45,000, or 10.9%, to $456,000 for the three months ended September 30, 2018 from $411,000 for the three months ended September 30, 2017 was primarily related to one-time building maintenance expenses.

Income Tax Provision. We recorded a provision for income taxes of $741,000 for the three months ended September 30, 2018, reflecting an effective tax rate of 26.3%, compared to a provision of $1.4 million for the three months ended September 30, 2017, reflecting an effective tax rate of 34.1%. The changes in the income tax provision were primarily due to a reduction of the federal corporate income tax rate from 35% to 21% effective beginning in 2018.

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

	For the Three Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$778,646	$10,219	5.25%	$719,116	$8,403	4.67%
Short-term investments	38,307	203	2.12%	4,897	14	1.14%
Investment securities	54,405	381	2.80%	118,672	793	2.67%
Federal Home Loan Bank stock	1,945	30	6.17%	3,028	29	3.83%
Total interest-earning assets	873,303	10,833	4.96%	845,713	9,239	4.37%
Non-interest earning assets	49,289			45,951

Total assets	$922,592			$891,664

Interest-bearing liabilities:
Savings accounts	$123,178	97	0.31%	$117,049	51	0.17%
Money market accounts	231,896	630	1.09%	181,064	234	0.52%
NOW accounts	119,821	150	0.50%	118,469	172	0.58%
Certificates of deposit	92,475	348	1.51%	125,645	326	1.04%
Total interest-bearing deposits	567,370	1,225	0.86%	542,227	783	0.58%
Federal Home Loan Bank advances	30,467	204	2.68%	57,446	222	1.55%
Total interest-bearing liabilities	597,837	1,429	0.96%	599,673	1,005	0.67%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	191,802			168,129
Other noninterest-bearing liabilities	11,162			8,230
Total liabilities	800,801			776,032
Total equity	121,791			115,632
Total liabilities and
equity	$922,592			$891,664

Net interest income		$9,404			$8,234
Interest rate spread (1)			4.00%			3.70%
Net interest-earning assets (2)	$275,466			$246,040
Net interest margin (3)			4.31%			3.89%
Average interest-earning assets to
interest-bearing liabilities	146.08%			141.03%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Three Months Ended September 30, 2018
	Compared to the Three Months Ended September 30, 2017
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)

Interest-earning assets:
Loans	$1,086	$730	$1,816
Interest-earning deposits	21	168	189
Investment securities	36	(448)	(412)
Federal Home Loan Bank stock	14	(13)	1

Total interest-earning assets	1,157	437	1,594

Interest-bearing liabilities:
Savings accounts	43	3	46
Money Market accounts	316	80	396
Now accounts	(24)	2	(22)
Certificates of deposit	122	(100)	22

Total interest-bearing deposits	457	(15)	442

Federal Home Loan Bank advances	116	(134)	(18)

Total interest-bearing liabilities	573	(149)	424

Change in net interest income	$584	$586	$1,170

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

General. Net income increased $316,000 to $6.5 million for the nine months ended September 30, 2018 from $6.2 million for the nine months ended September 30, 2017. The increase was related to an increase of $3.8 million in net interest and dividend income and a decrease in income tax expense of $658,000, partially offset by a $2.3 million decrease in noninterest income and an increase in noninterest expense of $1.6 million.

Interest and Dividend Income. Interest and dividend income increased $4.8 million, or 18.3%, to $31.0 million for the nine months ended September 30, 2018 from $26.2 million for the nine months ended September 30, 2017. This increase was primarily attributable to an increase in interest and fees on loans, which increased $5.9 million, or 24.9%, to $29.4 million for the nine months ended September 30, 2018 from $23.5 million for the nine months ended September 30, 2017. The increase in interest and fees on loans was partially offset by a decrease in interest and dividends on securities, which decreased $1.3 million, or 51.6%, to $1.3 million for the nine months ended September 30, 2018 from $2.6 million for the nine months ended September 30, 2017.

The increase in interest income on loans was due to an increase in the average balance of loans of $91.8 million, or 13.5%, to $772.8 million for the nine months ended September 30, 2018 from $681.0 million for the nine months ended September 30, 2017. In addition, interest income increased due to the yield on loans increasing 47 basis points to 5.08% for the nine months ended September 30, 2018 due to our continued focus on higher-yielding commercial lending. The decrease in interest and dividends on securities was due to the Company selling $30.6 million of state and municipal securities and divesting of all equity securities during the third and fourth quarters of 2017.

Interest Expense. Interest expense increased $1.0 million, or 38.0%, to $3.7 million for the nine months ended September 30, 2018 from $2.7 million for the nine months ended September 30, 2017, caused by an increase in interest expense on deposits, partially offset by a decrease in interest expense on borrowings. Interest expense on deposits increased $1.1 million, or 55.3%, to $3.2 million for the nine months ended September 30, 2018 from $2.0 million for the nine months ended September 30, 2017, due to an increase in the average rate paid on interest-bearing deposits of 23 basis points to 0.76% for the nine months ended September 30, 2018 from 0.53% for the nine months ended September 30, 2017. The increase in the average rate was primarily the result of increases in the average rate paid on money market accounts and certificates of deposit. The average rate paid on money market accounts and certificates of deposit increased due to changes in the market rate environment. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $40.9 million, or 8.0%, to $554.2 million for the nine months ended September 30, 2018 from $513.3 million for the nine months ended September 30, 2017. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $62.9 million, or 38.8%.

Interest expense on borrowings decreased $111,000, or 17.5%, to $522,000 for the nine months ended September 30, 2018 from $633,000 for the nine months ended September 30, 2017. The interest expense on borrowings decreased due to the decrease in the average outstanding balance of $27.4 million, or 47.6% to $30.1 million for the nine months ended September 30, 2018. The decrease in the average outstanding balance was partially offset by a 84 basis point increase in the cost of borrowings to 2.31% for the nine months ended September 30, 2018.

Net Interest and Dividend Income. Net interest and dividend income increased $3.8 million, or 16.1%, to $27.3 million for the nine months ended September 30, 2018 from $23.5 million for the nine months ended September 30, 2017. The increase was due to both higher balances of interest-earning assets and expanding margins. Our net interest rate spread increased 32 basis points to 4.01% for the nine months ended September 30, 2018 from 3.69% for the nine months ended September 30, 2017. Our net interest margin increased 40 basis points to 4.27% for the nine months ended September 30, 2018 from 3.87% for the nine months ended September 30, 2017.

Provision for Loan Losses. The provision for loan losses was $2.7 million for the nine months ended September 30, 2018 compared to $2.5 million for the nine months ended September 30, 2017. The provision recorded resulted in an allowance for loan losses of $11.1 million, or 1.40% of total loans at September 30, 2018, compared to $9.8 million, or 1.30% of total loans, at December 31, 2017 and $10.9 million, or 1.44% of total loans, at September 30, 2017. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. Non-accrual loans as of September 30, 2018 were primarily comprised of three commercial and industrial relationships with a total carrying value of $3.1 million and one commercial real estate relationship with a carrying value of $2.9 million.

Noninterest Income. Noninterest income decreased $2.3 million, or 41.7%, to $3.2 million for the nine months ended September 30, 2018 from $5.5 million for the nine months ended September 30, 2017. The decrease was primarily caused by a decrease in the gain on sales of securities. Gain on sales of securities was zero for the nine months ended September 30, 2018 compared to $2.4 million for the nine months ended September 30, 2017.

Noninterest Expense. Noninterest expense increased $1.6 million, or 9.2%, to $19.0 million for the nine months ended September 30, 2018 from $17.4 million for the nine months ended September 30, 2017. The largest increases were related to salaries and employee benefits expense, professional fees, and other expense. The increase in salary and employee benefits of $1.2 million, or 10.8%, to $12.6 million for the nine months ended September 30, 2018 from $11.4 million for the nine months ended September 30, 2017 was primarily related to an increased number of lenders. The increase in professional fees of $195,000, or 29.7%, was primarily due to increased legal expenses related to certain subordinated lienholders that are disputing the priority of the Bank’s liens and the right of the Bank to retain proceeds from a foreclosure sale, discussed in Note 14 to the interim financial statements. The increase in other expense of $252,000, or 11.5%, to $2.4 million for the nine months ended September 30, 2018 from $2.2 million for the nine months ended September 30, 2017 was primarily related to costs incurred working out non-performing loans.

Income Tax Provision. We recorded a provision for income taxes of $2.3 million for the nine months ended September 30, 2018, reflecting an effective tax rate of 25.8%, compared to a provision of $2.9 million for the nine months ended September 30, 2017, reflecting an effective tax rate of 32.1%. The changes in the income tax provision were primarily due to a reduction of the federal corporate income tax rate from 35% to 21% effective beginning in 2018.

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

	For the Nine Months Ended September 30,
	2018			2017
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(dollars in thousands)

Assets:
Interest-earning assets:
Loans	$772,839	$29,420	5.08%	$681,034	$23,547	4.61%
Short-term investments	19,345	287	1.98%	3,406	23	0.90%
Investment securities	56,993	1,176	2.75%	121,377	2,507	2.75%
Federal Home Loan Bank stock	1,892	80	5.64%	3,108	90	3.86%
Total interest-earning assets	851,069	30,963	4.85%	808,925	26,167	4.31%
Non-interest earning assets	49,406			45,916

Total assets	$900,475			$854,841

Interest-bearing liabilities:
Savings accounts	$117,533	224	0.25%	$116,481	160	0.18%
Money market accounts	225,144	1,537	0.91%	162,204	511	0.42%
NOW accounts	115,000	450	0.52%	115,038	506	0.59%
Certificates of deposit	96,563	943	1.30%	119,571	854	0.95%
Total interest-bearing deposits	554,240	3,154	0.76%	513,294	2,031	0.53%
Federal Home Loan Bank advances	30,104	522	2.31%	57,500	633	1.47%
Total interest-bearing liabilities	584,344	3,676	0.84%	570,794	2,664	0.62%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	186,497			161,043
Other noninterest-bearing liabilities	10,447			8,052
Total liabilities	781,288			739,889
Total equity	119,187			114,952
Total liabilities and
equity	$900,475			$854,841

Net interest income		$27,287			$23,503
Interest rate spread (1)			4.01%			3.69%
Net interest-earning assets (2)	$266,725			$238,131
Net interest margin (3)			4.27%			3.87%
Average interest-earning assets to
interest-bearing liabilities	145.65%			141.72%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Nine Months Ended September 30, 2018
	Compared to the Nine Months Ended September 30, 2017
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(in thousands)

Interest-earning assets:
Loans	$2,516	$3,357	$5,873
Interest-earning deposits	54	210	264
Investment securities	(2)	(1,329)	(1,331)
Federal Home Loan Bank stock	33	(43)	(10)

Total interest-earning assets	2,599	2,197	4,796

Interest-bearing liabilities:
Savings accounts	63	1	64
Money Market Accounts	770	256	1,026
Now Accounts	(56)	(0)	(56)
Certificates of deposit	274	(185)	89

Total interest-bearing deposits	1,051	72	1,123

Federal Home Loan Bank advances	269	(380)	(111)

Total interest-bearing liabilities	1,320	(308)	1,012

Change in net interest income	$1,280	$2,504	$3,784

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

The following table presents the estimated changes in net interest income of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning September 30, 2018.

	At September 30,
(Dollars in thousands)	2018
Changes in	Estimated
Interest Rates	Net Interest Income
(Basis Points)	Over Next 12 Months	Change
200	$40,454	(0.70%)
0	40,737	-
-200	39,845	(2.19%)

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

The following table presents the estimated changes in EVE of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of September 30, 2018.

	At September 30,
(Dollars in thousands)	2018
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

400	$147,454	(1.60%)
300	149,051	(0.50%)
200	150,282	0.30%
100	151,199	0.90%
0	149,831	-
-100	144,344	(3.70%)
-200	130,461	(12.90%)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $26.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $52.5 million at September 30, 2018.

At September 30, 2018, we had the ability to borrow a total of $195.4 million from the Federal Home Loan Bank of Boston. On that date, we had $29.9 million in advances outstanding. At September 30, 2018, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $198.3 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At September 30, 2018 and December 31, 2017, we had $29.2 million and $18.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at September 30, 2018 and December 31, 2017, we had $185.2 million and $166.0 million in unadvanced funds to borrowers, respectively. We also had $1.7 million and $2.0 million in outstanding letters of credit at September 30, 2018 and December 31, 2017, respectively.

Certificates of deposit due within one year of September 30, 2018 totaled $66.0 million, or 8.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the nine months ended September 30, 2018, we originated $195.7 million of loans, all of which were intended to be held in our portfolio and we purchased $3.0 million in loans. We did not purchase any securities. During the nine months ended September 30, 2017, we originated $208.5 million of loans, all of which were intended to be held in our portfolio. We also purchased $13.1 million in loans and $13.1 million in securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of $1.4 million and $97.3 million for the nine months ended September 30, 2018 and 2017, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Federal Home Loan Bank advances increased $3.1 million and $28.5 million during the nine months ended September 30, 2018 and 2017, respectively.

The Provident Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. At September 30, 2018, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	On January 26, 2017, the Company announced a repurchase program under which it would repurchase up to 6.6% of the then-outstanding shares of the Company’s common stock (625,015 shares) from time to time, depending on market conditions. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors. For the three months ended September 30, 2018, there were no repurchases of Provident Bancorp, Inc. stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (1)
3.2	By-Laws of Provident Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

_________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date:	November 8, 2018	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date:	November 8, 2018	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

