Form 10-K
period 2018-12-31
Provident Bancorp, Inc.
filed 2019-03-14
CIK 1635840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the last sale price as of June 30, 2018, as reported by the Nasdaq Capital Market, was approximately $100.6 million.
The number of shares outstanding of the registrant’s common stock as of March 4, 2019 was 9,625,719.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for the 2019 Annual Meeting of Stockholders (Part III).

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

•
our ability to continue to implement or change our business strategies;

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

•
changes in and impacts of laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, tax policy and rates, and capital requirements;

•
our ability to manage market risk, credit risk and operational risk;

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

•
our ability to retain key employees;

•
the effects of U.S. government shutdowns;

•
our compensation expense associated with equity allocated or awarded to our employees; and

•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Provident Bancorp, Inc.
Provident Bancorp, Inc. (the “Company”) is a Massachusetts corporation that was formed in 2011 by The Provident Bank (the “Bank”) to be its holding company. The Company’s common stock is quoted on the Nasdaq Capital Market under the symbol “PVBC.” Approximately 52.3% of Provident Bancorp, Inc.’s outstanding shares are owned by Provident Bancorp, a Massachusetts corporation and a mutual holding company. Provident Bancorp, Inc. owns all of the Bank’s capital stock. At December 31, 2018, Provident Bancorp, Inc. had total assets of  $974.0 million, deposits of  $768.1 million and shareholders’ equity of $125.6 million on a consolidated basis.
The Company’s executive offices are located at 5 Market Street, Amesbury, Massachusetts 01913, and the telephone number is (978) 834-8555. The Company is subject to regulation and examination by the Board of Governors of the Federal Reserve System and the Massachusetts Commissioner of Banks.
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
The Provident Bank is a Massachusetts-chartered stock savings bank that operates from its main office and two branch offices in the Northeastern Massachusetts area, four branch offices in Southeastern New Hampshire and one branch in located in Bedford, New Hampshire. We plan to close our branch office in Hampton, New Hampshire in May 2019. We also have four loan production offices in Boston and Dedham, Massachusetts and Nashua and Portsmouth, New Hampshire. Our primary lending area encompasses Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, Rockingham County, New Hampshire, and Hillsborough County, New Hampshire. We attract deposits from the general public and use those funds to originate primarily commercial real estate and commercial business loans, and to invest in securities. In recent years, we have been successful in growing both deposits and loans. From December 31, 2014 to December 31, 2018, deposits have increased $231.2 million, or 43.1%, and net loans have increased $341.3 million, or 69.1%.
The Provident Bank is subject to regulation and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation.
Our website address is www.theprovidentbank.com. Information on this website is not and should not be considered a part of this annual report.
Available Information
The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. These reports are on file and a matter of public record with the Securities and Exchange Commission. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). The Company’s reports can also be obtained for free on our website, www.theprovidentbank.com.
Market Area
Our primary lending area encompasses a broad market that includes Northeastern Massachusetts and Southern New Hampshire, with a focus on Essex County, Massachusetts, and Hillsborough and Rockingham Counties, New Hampshire, which are part of, and bedroom communities to, the technology corridor between Boston, Massachusetts and Concord, New Hampshire. In 2018, we started offering our small business merger and acquisition, re-capitalization, and shareholder/partner buyout loan product nationally. Our primary deposit-gathering area is currently concentrated in Essex County, Massachusetts, and Rockingham County and Hillsborough County, New Hampshire.
The greater Boston metropolitan area is the 10th largest metropolitan area in the United States. Located adjacent to major transportation corridors, the Boston metropolitan area provides a highly diversified economic base, with major employment sectors ranging from services, manufacturing and wholesale and retail trade, to finance, technology and medical care. The largest employment sectors are, however, education, healthcare and social services, accounting for 28.0% of jobs in Massachusetts as of December 31, 2018. Based on data from the U.S. Department of Labor, the unemployment rate for Massachusetts was 2.7% in December 2018 compared to 3.1% in December 2017, and 3.7% for the United States as a whole for December 2018. The population in Massachusetts grew 4.6% from 2011 to 2018, while the national population and the population in Essex County, Massachusetts grew 5.1% and 6.5%, respectively, over the same time period. Median household income in Massachusetts was $77,248 for 2018, compared to $61,045 and $74,525 for the nation and Essex County, respectively.
New Hampshire also provides a highly diversified economic base, with major employment sectors ranging from services and manufacturing to finance/insurance/real estate, but the largest employment sector is education, healthcare and social services. Based on data from the U.S. Department of Labor, the unemployment rate for New Hampshire was 2.1% in December 2018 compared to 2.3% in December 2017. The population in New Hampshire grew 1.4% from 2011 to 2018, while the population in Hillsborough and Rockingham Counties, New Hampshire grew 0.9% and 1.9%, respectively, over the same time period. Median household income in New Hampshire was $75,742 for 2018, compared to $80,246 and $95,662 for Hillsborough and Rockingham Counties, respectively.
Competition
We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area. Several large holding companies operate banks in our market area. Many of these institutions, such as TD Bank, Bank of America and Citizens Bank, are significantly larger than us and, therefore, have greater resources. Additionally, some of our competitors offer products and services that we do not offer, such as insurance services, trust services, and wealth management. We also face competition for investors’ funds from other financial service companies such as brokerage firms, fintech companies, money market funds, mutual funds and other corporate and government securities. Based on data from the Federal Deposit Insurance Corporation as of June 30, 2018 (the latest date for which information is available), The Provident Bank had 1.76% of the deposit market share within Essex County, Massachusetts, giving us the 14th largest market share out of 35 financial institutions with offices in that county as of that date and had 3.45% of the deposit market share within Rockingham County, New Hampshire, giving us the 8th largest market share out of 26 financial institutions with offices in that county as of that date. This data excludes deposits held by credit unions.
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
Lending Activities
Commercial Real Estate Loans.   At December 31, 2018, commercial real estate loans were $364.9 million, or 43.0%, of our total loan portfolio. This amount includes $32.0 million of multi-family residential real estate loans, which we consider a subset of commercial real estate loans, and which are described below. Our commercial real estate loans are generally secured by properties used for business purposes such as office buildings, industrial facilities and retail facilities; however, we also originate loans secured by investment real estate in the form of residential rental units. At December 31, 2018, $158.3 million of our commercial real estate portfolio was secured by owner occupied commercial real estate, and $206.6 million was secured by income producing, or non-owner occupied commercial real estate. We currently target new commercial real estate loan originations to experienced, growing small- and mid-size owners and investors in our market area. The average outstanding loan in our commercial real estate portfolio was $498,000 as of December 31, 2018, although we originate commercial real estate loans with balances significantly larger than this average. At December 31, 2018, our ten largest commercial real estate loans had an average balance of  $6.0 million.
We focus our commercial real estate lending on properties within our primary market areas, but we will originate commercial real estate loans on properties located outside this area based on an established relationship with a strong borrower. We intend to continue to grow our commercial real estate loan portfolio while maintaining prudent underwriting standards. In addition to originating these loans, we occasionally will participate in commercial real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.
We originate a variety of fixed- and adjustable-rate commercial real estate loans with terms and amortization periods generally up to 20 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate commercial real estate loans adjust every five years and amortize over terms of 20 years. We generally include pre-payment penalties on commercial real estate loans we originate. Commercial real estate loan amounts do not exceed 75% to 80% of the property’s appraised value at the time the loan is originated. In addition, debt service ratios, by policy, are required to have a minimum net operating income to debt service coverage ratio ranging from of 1.10x to 1.25x based on loan type and the defined and approved term/amortization. For commercial real estate loans in excess of  $500,000, we require independent appraisals from an approved appraisers list. For such loans below $500,000, we require real estate evaluations but do not require an independent appraisal. We require commercial real estate loan borrowers with loan relationships in excess of  $1.0 million to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. Loans below the $1.0 million threshold are reviewed annually using business and consumer credit reports, payment history, and confirmation of real estate tax payments. Commercial real estate properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower. The loan and its borrowers and/or guarantors are subject to an annual risk certification verifying that the loan is properly risk rated based upon covenant compliance (as applicable) and other terms as provided for in the loan agreements. While this process does not prevent loans from becoming delinquent, it provides us with the opportunity to better identify problem loans in a timely manner and to work with the borrower prior to the loan becoming delinquent.
The following table provides information with respect to our commercial real estate loans by type at December 31, 2018. The table excludes multi-family residential real estate loans, discussed below.
Type of Loan	Number of Loans	Balance
		(In thousands)
Residential one-to-four family	172	$37,369
Mixed use	69	42,350
Office	82	44,542
Retail	60	30,245
Industrial/manufacturing/warehouse	106	57,280
Gas stations	29	14,753
Restaurant/quick service	36	18,274
Hotel/motel/inn	20	28,093
Self-storage facility	12	18,540
Other commercial real estate	74	41,437
Total	660	$332,883

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.
Our largest single commercial real estate loan at December 31, 2018 totaled $7.3 million, was originated in November 2014 and is secured by non-owner occupied commercial use property. Our next largest commercial real estate loan at December 31, 2018 was for $7.2 million, was originated in December 2013 and is secured by non-owner occupied commercial use property. The third largest commercial real estate loan was for $6.7 million, was originated in September 2017 and is secured by non-owner occupied commercial use property. All of the collateral securing these loans is all located in our primary lending area. At December 31, 2018, all of these loans were performing in accordance with their original repayment terms.
Multi-Family Residential Real Estate Loans.   At December 31, 2018, multi-family real estate loans were $32.0 million, or 3.8% of our total loan portfolio. We do not focus on the origination of multi-family real estate lending, but we will originate these loans to well-qualified borrowers when opportunities exist that meet our underwriting standards. We currently originate new individual multi-family real estate loans to experienced, growing small- and mid-size owners and investors in our market area. Our multi-family real estate loans are generally secured by properties consisting of five to 15 rental units. The average outstanding loan size in our multi-family real estate portfolio was $438,000 as of December 31, 2018. We generally do not make multi-family real estate loans outside our primary market areas. In addition to originating these loans, we also participate in multi-family residential real estate loans with other financial institutions. Such participations are underwritten in accordance with our policies before we will participate in such loans.
We originate a variety of fixed-and adjustable-rate multi-family real estate loans for terms up to 30 years. Interest rates and payments on our adjustable-rate loans adjust every three, five or seven years and generally are indexed to the corresponding Federal Home Loan Bank borrowing rate plus a margin. Most of our adjustable-rate multi-family real estate loans adjust every five years and amortize over terms of 20 to 25 years. We also include pre-payment penalties on loans we originate. Multi-family real estate loan amounts do not exceed 80% of the property’s appraised value at the time the loan is originated. Debt service ratios, by policy, are required to have a minimum net operating income to debt service coverage ratio of 1.20x. We require multi-family real estate loan borrowers with loan relationships in excess of  $1.0 million to submit annual financial statements and/or rent rolls on the subject property, although we may request such information for smaller loans on a case-by-case basis. Loans below the $1.0 million threshold are reviewed annually using business and consumer credit reports, payment history, and confirmation of real estate tax payments. These properties may also be subject to annual inspections to support that appropriate maintenance is being performed by the owner/borrower.
If we foreclose on a multi-family real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.
Our largest multi-family real estate loan at December 31, 2018 totaled $4.6 million, was originated in September 2016 and is secured by a multi-family property. At December 31, 2018, this loan was performing in accordance with its original repayment terms.
Commercial Business Loans.   We make commercial business loans primarily in our market area to a variety of small and medium sized businesses, including professional and nonprofit organizations, and, to a lesser extent, sole proprietorships. These loans are generally secured by business assets, and we may support this collateral with junior liens on real property. At December 31, 2018, commercial business loans were $361.8 million, or 42.6% of our total loan portfolio, and we intend to increase the amount of commercial business loans that we originate. As part of our relationship driven focus, we encourage our commercial business borrowers to maintain their primary deposit accounts with us, which enhances our interest rate spread and overall profitability.
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
We joined the BancAlliance network in May 2011. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. As of December 31, 2018, we had $14.8 million of outstanding commercial business loans that were originated through this network. All of these loans are participations in a larger facility agented by capital finance companies. We fully underwrite these loans in accordance with our policies prior to approval. At December 31, 2018, loans totaling, $917,000 were on non-accrual status. The remaining loans totaling $13.9 million were performing in accordance with their original repayment terms.

In 2015, we started originating merger and acquisition, re-capitalization, and shareholder/partnerbuyout loans to small- and medium-size businesses in a senior secured position; relying largely on the enterprise value of the business and ongoing cash flow to support operational and debt service requirements. The average term for these enterprise value loans is approximately seven years with material levels of equity and/or combination of seller financing behind our senior secured lending. In underwriting these loans we generally require minimum fixed charge coverage ratios of 1.20x to 1.50x, maximum senior leverage of 3.0x and maximum total leverage of 5.0x. The maximum senior loan-to-enterprise value must be 65% or lower. As of December 31, 2018, we had a total of  $138.8 million in senior secured cash flow loans, excluding BancAlliance loans. The largest loan was $15.0 million and is secured by all business assets. At December 31, 2018, the loan was performing in accordance with its original repayment terms.
In 2015, we started originating renewable energy loans primarily, in New England and New York. Our renewable energy loans primarily include loans secured by solar arrays and wind turbines. The average term and amortization for these loans can extend to 15 years or more, given the asset life, and are generally underwritten to a maximum term of two years less than the associated Power Purchase Agreement (“PPA”) supporting the repayment of each loan. Generally, the underwriting criteria includes: a report supporting the power generation capacity and ultimately the ability to generate sufficient cash flows, assignment of the associated PPA, analysis on the quality of the power off-taker, an overall business valuation, and appropriate loan covenants, which may include maximum loan-to-value and minimum debt service coverage requirements. As of December 31, 2018, we had a total of  $50.4 million in renewable energy loans. At December 31, 2018, $35.7 million, or 70.9%, of our renewable energy loans was secured by solar arrays, and $14.7 million, or 29.1%, were secured by wind turbines. The largest loan was $7.9 million and is secured by all business assets of the company, including the solar array and an assignment of the PPA. At December 31, 2018, the loan was performing in accordance with its original repayment terms.
Our largest commercial business loan at December 31, 2018 totaled $15.0 million, was originated in 2018 and is secured by all business assets. Our next largest commercial business loan totaled $9.3 million, was originated in 2018 and is secured by all business assets. The third largest commercial totaled $8.0 million, was originated in 2018 and is secured by all business assets. As of December 31, 2018, the loans were performing in accordance with the original repayment terms.
Construction and Land Development Loans.   At December 31, 2018, construction and land development loans were $44.6 million, or 5.3% of our total loan portfolio, consisting of  $21.4 million of one- to four-family residential and condominium construction loans, $728,000 of residential land or development loans, and $22.5 million of commercial and multi-family real estate construction loans. At December 31, 2018, $24.3 million of our commercial and multi-family real estate construction loans are expected to convert to permanent loans upon completion of the construction phase. The majority of the balance of these loans is secured by properties located in our primary lending area.
We primarily make construction loans for commercial development projects, including hotels, condominiums and single family residences, small industrial buildings, retail and office buildings and apartment buildings. Most of our construction loans are interest-only loans that provide for the payment of interest during the construction phase, which is usually up to 12 to 24 months, although some construction loans are renewed, generally for one or two additional years. At the end of the construction phase, the loan may convert to a permanent mortgage loan or the loan may be paid in full. Loans generally can be made with a maximum loan-to-value ratio of 80% of the appraised market value upon completion of the project. As appropriate to the underwriting, a discounted cash flow analysis is utilized. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser for construction and land development loans in excess of  $500,000. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.
We also originate construction and site development loans to contractors and builders to finance the construction of single-family homes and subdivisions. While we may originate these loans whether or not the collateral property underlying the loan is under contract for sale, we consider each project carefully in light of current residential real estate market conditions. We actively monitor the number of unsold homes in our construction loan portfolio and local housing markets to attempt to maintain an appropriate balance between home sales and new loan originations. We generally will limit the maximum number of speculative units (units that are not pre-sold) approved for each builder to two units. We have attempted to diversify the risk associated with speculative construction lending by doing business with experienced small and mid-sized builders within our market area.
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
Our largest construction and land development loan at December 31, 2018 totaled $5.8 million, was originated in 2015 and is secured by non-owner occupied commercial use property. At December 31, 2018, this loan was performing in accordance with its original repayment terms.
One- to Four-Family Residential Loans.   Our one- to four-family residential loan portfolio consists of mortgage loans that enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the owner. At December 31, 2018, one- to four-family residential real estate loans were $57.4 million, or 6.8% of our total loan portfolio, consisting of  $36.2 million of fixed-rate loans and $21.2 million of adjustable-rate loans, respectively. This amount includes $20.7 million of home equity loans and lines of credit, which we consider a subset of one- to four-family residential real estate loans, and which are described below.
We discontinued this type of lending in 2014 to focus on commercial loan originations. Accordingly, we expect our portfolio of one- to four-family residential real estate loans to decrease over time due to normal amortization and repayments. Our one- to four-family residential real estate loans generally do not have prepayment penalties.
Home Equity Loans and Lines of Credit.   At December 31, 2018, the outstanding balance owed on home equity loans was $673,000, or 0.1% of our total loan portfolio, and the outstanding balance owed on home equity lines of credit amounted to $20.0 million, or 2.4% of our total loan portfolio. We discontinued home equity loan originations in 2014 to focus on commercial loan originations, but we continue to offer home equity lines of credit. Home equity lines of credit have adjustable rates of interest with ten-year draws and terms of 15 years that are indexed to the prime rate as published by The Wall Street Journal on the last business day of the month. We offer home equity lines of credit with cumulative loan-to-value ratios generally up to 80%, when taking into account both the balance of the home equity line of credit and first mortgage loan.
Consumer Loans.   We offer loans secured by certificate accounts and overdraft lines of credit. At December 31, 2018, consumer loans were $19.8 million, or 2.3% of total loans. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.
In 2016, we entered into an agreement to purchase pools of unsecured consumer loans through the BancAlliance Lending Club Program. This program encompasses loans risk graded by Lending Club A through C with a 680 minimum credit score, out of a possible risk grade of A through G. The Lending Club retains the servicing of these loans. As of December 31, 2018, we had $19.0 million in outstanding consumer loans that were purchased through this program.
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
Loan Originations, Purchases and Sales
Loan originations come from a variety of sources. The primary sources of loan originations are current customers, business development by our relationship managers, walk-in traffic, our website, networking events and referrals from customers as well as our directors, trustees and corporators, business owners, investors, entrepreneurs, builders, realtors, and other professional third parties, including brokers. Loan originations are further supported by lending services offered through cross-selling and employees’ community service.
Historically, we generally originated loans for our portfolio. We occasionally sell participation interests in commercial real estate loans and commercial business loans to local financial institutions, primarily on the portion of loans exceeding our borrowing limits. At December 31, 2018, we were servicing $20.4 million of commercial real estate and commercial business loans where we had sold an interest to local financial institutions. For the years ended December 31, 2018 and 2017, we sold loan participations of  $11.8 million and $3.0 million, respectively.
While we generally do not purchase whole loans, we will occassionally purchase loan participations from other financial institutions or through the BancAlliance program. We will also purchase pools of unsecured consumer loans through the BancAlliance Lending Club Program, described above. As of December 31, 2018, we had $14.8 million of outstanding commercial business loans and $19.0 million of outstanding consumer loans that were originated through the BancAlliance program and BancAlliance Lending Club program, respectively. During the year ended December 31, 2018, we had no loan participation purchases, and during the year ended December 31, 2017, we purchased $4.2 million of loan participations.
Loan Approval Procedures and Authority
Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by The Provident Bank’s board of directors and management. The Provident Bank’s board of directors has granted loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. All loans require the approval of a minimum of two lending officers, one of which must be a Senior Vice President or above (the exception is borrowing relationships of  $25,000 and below, which can be approved by one officer with sufficient authority for that loan type, as well as, loans of any amount which are 100% cash secured). For loan relationships below $2.0 million, approval is required by designated individuals with delegated loan authority as identified within Loan Policy. Our loan policy dictates that for loan relationships of between $2.0 million and $3.0 million approval is required by two of the following members of Credit Committee: Chief Executive Officer, Chief Financial Officer and/or President/Chief Lending Officer. While our loan policy dictates that loan relationships greater than $3.0 million be presented to and approved by Credit Committee; our practice has been to present loan relationships greater than $2.0 million to Credit

Committee for review and formal approval. Loans that involve exceptions to policy, including loans in excess of our internal loans-to-one borrower limitation, must be authorized by The Provident Bank’s Risk Committee of the board of directors. Exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or board committee prior to commitment. Exceptions are reported to the board of directors quarterly.
Loans-to-One Borrower Limit and Loan Category Concentration
The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited, by statute, to 20% of our capital, which is defined under Massachusetts law as the sum of our capital stock, surplus account and undivided profits. At December 31, 2018, our regulatory limit on loans-to-one borrower was $25.8 million. We generally establish our internal loans-to-one borrower limit as 90% of our regulatory limit. As of December 31, 2018, this amount was $23.2 million, with loans greater than this amount requiring approval by The Provident Bank’s Risk Committee of the board of directors.
At December 31, 2018, our largest lending relationship consisted of nine loans with a total exposure of $21.2 million, secured by non-owner occupied investment real estate. This relationship was performing in accordance with its original repayment terms at December 31, 2018. Our second largest lending relationship consisted of 16 loans with a total exposure of  $21.0 million, secured by business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2018. Our third largest lending relationship consisted of eight loans with a total exposure of  $20.7 million, secured by all business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2018. Our fourth largest lending relationship consisted of 22 loans with a total exposure of  $18.9 million, secured by all business assets. This relationship was performing in accordance with its original repayment terms at December 31, 2018. Our fifth largest lending relationship consisted of nine loans with a total exposure of  $17.7 million, secured by a non-owner occupied commercial use property. This relationship was performing in accordance with its original repayment terms at December 31, 2018.
Investment Activities
We have legal authority to invest in various types of investment securities and liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, residential mortgage-backed securities and municipal government bonds, deposits at the Federal Home Loan Bank of Boston, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities, including common stock and money market mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Boston stock, which investment is based on the level of our Federal Home Loan Bank borrowings. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2018.
At December 31, 2018, our investment portfolio had a fair value of  $51.4 million, and consisted primarily of U.S. Government Agency mortgage-backed securities, and state and municipal bonds. Effective January 2018, the Company adopted ASU (Accounting Standards Update) No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard required us to measure our equity investments at fair value with changes in fair value recognized in net income. We evaluated the pronouncement and decided to divest from our equity securities portfolio in 2017 to reduce potential volatility within our earnings performance.
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
Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporarily impaired (“OTTI”). OTTI is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI resulting in a realized loss that is a charged to earnings through a reduction in our noninterest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2018 or 2017.
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
Deposit Accounts.   The majority of our deposits (other than certificates of deposit) are from depositors who reside in our primary market areas. However, a significant portion of our brokered certificates of deposits and QwickRate deposits, described below, are from depositors located outside our primary market areas. Deposits are attracted through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. In addition to accounts for individuals, we also offer several commercial checking accounts designed for the businesses operating in our market area, and we encourage our commercial borrowing customers to maintain their deposit relationships with us. At December 31, 2018, our deposits totaled $768.1 million. As of that date, our certificates of deposit included $55.8 million of brokered certificates of deposit and $5.2 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. At December 31, 2018, all of our QwickRate certificates of deposit were in amounts greater than $100,000.
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
Borrowings.   We primarily utilize advances from the Federal Home Loan Bank of Boston to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for its member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our whole first mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. As of December 31, 2018, we had $133.0 million of available borrowing capacity with the Federal Home Loan Bank of Boston, including an available line of credit of  $2.0 million at an interest rate that adjusts daily. On that date, we had $59.9 million in advances outstanding from the

Federal Home Loan Bank of Boston. All of our borrowings from the Federal Home Loan Bank are secured by investment securities and qualified collateral, including one- to four-family loans and multi-family and commercial real estate loans held in our portfolio. As of December 31, 2018, we also had $8.1 million in borrowings outstanding from the Federal Reserve Bank of Boston’s borrower-in-custody program. All of our borrowings from the Federal Reserve Bank borrower-in-custody program are secured by investment securities and qualified collateral, including commercial and commercial real estate loans held in our portfolio.
Personnel
As of December 31, 2018, we had 116 full-time and 16 part-time employees, none of whom is represented by a collective bargaining unit. We believe we have a good working relationship with our employees.
Subsidiaries
The Provident Bank’s subsidiaries include Provident Security Corporation and 5 Market Street Security Corporation, which were established to buy, sell, and hold investments for their own account.
SUPERVISION AND REGULATION
General
The Provident Bank is a Massachusetts-chartered stock savings bank. The Provident Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Depositors Insurance Fund for amounts in excess of the Federal Deposit Insurance Corporation insurance limits. The Provident Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. The Provident Bank is required to file reports with, and is periodically examined by, the Federal Deposit Insurance Corporation and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. The Provident Bank is a member of the Federal Home Loan Bank of Boston.
The regulation and supervision of The Provident Bank establish a framework of activities in which an institution can engage and are intended primarily for the protection of depositors and borrowers and, for purposes of the Federal Deposit Insurance Corporation, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
Provident Bancorp, Inc. and Provident Bancorp are required to comply with the rules and regulations of the Federal Reserve Board and the Massachusetts Commissioner of Banks. They are required to file certain reports with the Federal Reserve Board and are subject to examination by and the enforcement authority of the Federal Reserve Board and the Massachusetts Commissioner of Banks. Provident Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made extensive changes in the regulation of depository institutions and their holding companies. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or still require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed. However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for The Provident Bank, Provident Bancorp, Inc. and Provident Bancorp.
Any change in applicable laws or regulations, whether by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Commonwealth of Massachusetts or Congress, could have a material adverse impact on the operations and financial performance of Provident Bancorp, Provident Bancorp, Inc. and The Provident Bank. In addition,

Provident Bancorp, Provident Bancorp, Inc. and The Provident Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Provident Bancorp, Provident Bancorp, Inc. and The Provident Bank.
Set forth below is a brief description of material regulatory requirements that are or will be applicable to The Provident Bank, Provident Bancorp, Inc. and Provident Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on The Provident Bank, Provident Bancorp, Inc. and Provident Bancorp and is qualified in its entirety by reference to the actual laws and regulations.
Massachusetts Banking Laws and Supervision
The Provident Bank, as a Massachusetts-chartered stock savings bank, is regulated and supervised by the Massachusetts Commissioner of Banks. The Massachusetts Commissioner of Banks is required to regularly examine each state-chartered bank. The approval of the Massachusetts Commissioner of Banks is required to establish or close branches, to merge with another bank, to issue stock and to undertake many other activities. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be sanctioned. The Massachusetts Commissioner of Banks may suspend or remove directors or officers of a savings bank who have violated the law, conducted a bank’s business in a manner that is unsafe, unsound or contrary to the depositors’ interests, or been negligent in the performance of their duties. In addition, the Massachusetts Commissioner of Banks has the authority to appoint a receiver or conservator if it is determined that the bank is conducting its business in an unsafe or unauthorized manner, and under certain other circumstances.
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

Federal Bank Regulation
Capital Requirements.   Federal regulations require Federal Deposit Insurance Corporation-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to average assets leverage ratio of 4%.
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
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At December 31, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.
Legislation enacted in May 2018 requires the federal banking agencies, including the Federal Deposit Insurance Corporation, to establish for qualifying institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8% to 10% tangible equity/consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement will be considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators. A proposed rule issued by the federal regulators in December 2018 would specify a 9% community bank leverage ratio minimum for institutions to opt into the alternative framework.
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
The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%. As of December 31, 2018, The Provident Bank was a “well capitalized” institution under the Federal Deposit Insurance Corporation regulations.
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
The previously referenced proposed rulemaking to establish a “community bank leverage ratio” would adjust the referenced categories for qualifying institutions that opt into the alternative framework for regulatory capital requirements. Institutions that exceed the community bank leverage ratio would be considered to have met the capital ratio requirements to be “well capitalized” for the agencies’ prompt corrective rules.
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
The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for most banks with less than $10 billion of assets currently range from 1 1∕2 to 30 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of  $10 billion or more were supposed to fund the increase. The Federal Deposit Insurance Corporation indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the serve ratio between 1.15% and 1.35% effective when the fund ratio achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund ratio of 2%.
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
In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance

Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.
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

Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. The Provident Bank is in compliance with these requirements.
Federal Home Loan Bank System
The Provident Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. The Provident Bank was in compliance with this requirement at December 31, 2018. Based on redemption provisions of the Federal Home Loan Bank of Boston, the stock has no quoted market value and is carried at cost. The Provident Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Boston stock. As of December 31, 2018, no impairment has been recognized.
At its discretion, the Federal Home Loan Bank of Boston may declare dividends on the stock. The Federal Home Loan Banks are required to provide funds for certain purposes including the resolution of insolvent thrifts in the late 1980s and to contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In 2018, the Federal Home Loan Bank of Boston paid dividends equal to an annual yield of 5.66%. There can be no assurance that such dividends will continue in the future.
Holding Company Regulation
Provident Bancorp, Inc. and Provident Bancorp are subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), as administered by the Federal Reserve Board. Provident Bancorp, Inc. and Provident Bancorp are required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Provident Bancorp, Inc. or Provident Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.
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
The status of Provident Bancorp, Inc. and Provident Bancorp as registered bank holding companies under the BHC Act does not exempt them from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.
Massachusetts Holding Company Regulation.   Under the Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. The term “company” is defined by the Massachusetts banking laws similarly to the definition of  “company” under the BHC Act. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Commissioner of Banks; and (iii) is subject to examination by the Massachusetts Commissioner of Banks. Provident Bancorp, Inc. and Provident Bancorp are not "bank holding companies" under the Massachusetts banking laws.
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
Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Provident Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.
An “emerging growth company” may choose not to hold shareholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Provident Bancorp, Inc. will also not be subject to additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $250 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Provident Bancorp, Inc. has elected to comply with new or amended accounting pronouncements in the same manner as a public company.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.07 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
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
TAXATION
Provident Bancorp, Provident Bancorp, Inc. and The Provident Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. Provident Bancorp, Inc. and The Provident Bank are not part of Provident Bancorp’s consolidated tax group since Provident Bancorp owns less than 80% of the common stock of Provident Bancorp, Inc. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Provident Bancorp, Provident Bancorp, Inc. or The Provident Bank.
Federal Taxation
General. Provident Bancorp reports its income on a calendar year basis using the accrual method of accounting. Provident Bancorp, Inc.’s federal income tax returns have been either audited or closed under the statute of limitations through December 31, 2014. For its 2018 tax year, The Provident Bank’s maximum federal income tax rate is 21%.
Federal Tax Reform.   On December 22, 2017, the President signed into law H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act includes a number of changes in existing tax law impacting businesses including, among other things, a reduction of the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, in December 2017 we were required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional income tax expense during the fiscal year ended December 31, 2017 of  $2.0 million.

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
ITEM 1A.   RISK FACTORS
Not required for a smaller reporting company.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
At December 31, 2018, we conducted business through our main office and seven branch offices located in Amesbury and Newburyport, Massachusetts and Bedford, Exeter, Hampton, Portsmouth and Seabrook, New Hampshire, as well as four loan production offices located in Boston and Dedham,

Massachusetts and Nashua and Portsmouth, New Hampshire. We plan to close our leased branch office in Hampton, New Hampshire in May 2019. We own four of our offices, including our main office, and lease four of our offices. All of our loan production offices are leased. At December 31, 2018, the total net book value of our land, buildings, furniture, fixtures and equipment was $16.1 million.
ITEM 3.   LEGAL PROCEEDINGS
None.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)    Market, Holder and Dividend Information.   Our common stock is traded on the NASDAQ Capital Market under the symbol “PVBC.” The approximate number of holders of record of Provident Bancorp Inc.’s common stock as of March 4, 2019 was 458. Certain shares of Provident Bancorp Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The Company has not paid any dividends to its stockholders to date.
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
(b)   Sales of Unregistered Securities.   Not applicable.
(c)   Use of Proceeds.   Not applicable.
(d)   Securities Authorized for Issuance Under Equity Compensation Plans.   Set forth below is information as of December 31, 2018 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of Provident Bancorp, Inc. are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 9 — Employee Benefits & Share-Based Compensation Plans.
Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	396,438	$17.89	47,566

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

The Company’s repurchases of common stock for the three months ended December 31, 2018 were as follows:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 – October 31, 2018	—	$—	—	596,192
November 1, 2018 – November 30, 2018	8,649	$24.82	8,649	587,543
December 1, 2018 – December 31, 2018	—	$—	—	587,543
Total	8,649	$24.82	8,649

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following tables set forth selected consolidated historical financial and other data of Provident Bancorp, Inc. for the years ended and at the dates indicated. The following is only a summary and you should read it in conjunction with the business and financial information regarding Provident Bancorp, Inc. contained elsewhere in this Annual Report. The information at December 31, 2018 and 2017, and for the years ended December 31, 2018 and 2017, is derived in part from the audited consolidated financial statements that appear in this Annual Report.
	At December 31,
(In thousands)	2018	2017	2016	2015	2014
Financial Condition Data:
Total assets	$974,079	$902,265	$795,543	$743,397	$658,606
Cash and cash equivalents	28,613	47,689	10,705	20,464	9,558
Securities available-for-sale	51,403	61,429	117,867	80,984	76,032
Securities held-to-maturity	—	—	—	44,623	45,559
Federal Home Loan Bank stock, at cost	2,650	1,854	2,787	3,310	3,642
Loans receivable, net(1)	835,528	742,138	624,425	554,929	494,183
Bank-owned life insurance	26,226	25,540	19,395	18,793	12,144
Deferred tax asset, net	6,437	4,920	4,913	5,056	3,632
Deposits	768,096	750,057	627,982	577,235	536,684
Borrowings	68,022	26,841	49,858	57,423	39,237
Series A preferred stock	—	—	—	—	17,145
Total shareholders’ equity(2)	125,584	115,777	109,149	101,406	75,791
	For the Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Operating Data:
Interest and dividend income	$42,340	$35,782	$28,894	$25,452	$23,266
Interest expense	5,213	3,726	2,785	2,174	2,291
Net interest and dividend income	37,127	32,056	26,109	23,278	20,975
Provision for loan losses	3,329	2,929	703	805	1,452
Net interest and dividend income after provision for loan losses	33,798	29,127	25,406	22,473	19,523
Gains on sales of securities, net	—	5,912	690	317	428
Other noninterest income	4,178	4,043	3,745	3,489	3,485
Noninterest expense(3)	25,414	23,749	20,477	21,093	17,421
Income before income taxes	12,562	15,333	9,364	5,186	6,015
Income tax expense(4)	3,237	7,418	3,025	1,363	1,453
Net income	$9,325	$7,915	$6,339	$3,823	$4,562
Earnings per common share:
Basic	$1.01	$0.86	$0.69	N/A	N/A
Diluted	$1.00	$0.86	$0.69	N/A	N/A

(1)
Excludes loans held-for-sale.

(2)
Includes retained earnings and accumulated other comprehensive income/loss.

(3)
Includes the expense related to the funding of the charitable foundation in 2015 of  $2.2 million.

(4)
Includes the expense related to the Tax Cuts and Jobs Act in 2017 of  $2.0 million.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	1.03%	0.91%	0.84%	0.56%	0.71%
Return on average equity	7.75%	6.84%	5.98%	4.07%	6.24%
Interest rate spread(1)	4.05%	3.71%	3.46%	3.41%	3.32%
Net interest margin(2)	4.33%	3.90%	3.65%	3.58%	3.46%
Efficiency ratio(3)	61.53%	65.79%	68.59%	78.80%	71.22%
Average interest-earning assets to average interest-bearing liabilities	146.01%	142.10%	147.58%	148.35%	137.39%
Average equity to average assets	13.26%	13.32%	14.06%	13.71%	11.43%
Average common equity to average assets	13.26%	13.32%	14.06%	11.29%	8.75%
Regulatory Capital Ratios:
Total capital to risk weighted assets (bank only)	14.55%	14.96%	15.88%	17.06%	15.37%
Tier 1 capital to risk weighted assets (bank only)	13.30%	13.71%	14.41%	15.64%	13.87%
Tier 1 capital to average assets (bank only)	12.69%	11.80%	12.59%	13.42%	11.30%
Common equity tier 1 capital (bank only)	13.30%	13.71%	14.41%	15.64%	N/A
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans(4)	1.38%	1.30%	1.36%	1.40%	1.44%
Allowance for loan losses as a percentage of non-performing loans	186.55%	108.02%	542.98%	346.10%	142.15%
Net charge-offs to average outstanding loans during the year	0.18%	0.25%	0.00%	0.02%	0.06%
Non-performing loans as a percentage of total loans(4)	0.74%	1.20%	0.25%	0.41%	1.01%
Non-performing loans as a percentage of total assets	0.64%	1.00%	0.20%	0.31%	0.77%
Total non-performing assets as a percentage of total assets	0.81%	1.00%	0.20%	0.31%	0.77%
Other:
Number of offices	8	8	7	7	7
Number of full-time equivalent employees	123	126	121	108	111

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
Our net income increased $1.4 million, or 17.8%, to $9.3 million for the year ended December 31, 2018 from $7.9 million for the year ended December 31, 2017. The increase was primarily due to an increase of $5.1 million, or 15.8%, in net interest and dividend income and a decrease in income tax expense of $4.2 million, or 56.4%, partially offset by a decrease in noninterest income of  $5.8 million, or 58.0%, an increase in provision for loan losses of  $400,000, or 13.7%, and an increase in salaries and employee benefits expense of  $1.4 million, or 9.3%.
Net interest and dividend income increased $5.1 million, or 15.8%, to $37.1 million for the year ended December 31, 2018 from $32.1 million for the year ended December 31, 2017. The increase was due to both higher balances of interest-earning assets and expanding margins. Our net interest rate spread increased 34 basis points to 4.05% for the year ended December 31, 2018 from 3.71% for the year ended December 31, 2017. Our net interest margin increased 43 basis points to 4.33% for the year ended December 31, 2018 from 3.90% for the year ended December 31, 2017.
Our provision for loan losses was $3.3 million for the year ended December 31, 2018 compared to $2.9 million for the year ended December 31, 2017. Increases in our provision year over year are primarily a result of management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. For further information related to changes in the provision and allowance for loan losses, refer to “— Asset Quality — Allowance for Loan Losses.”
Noninterest income decreased $5.8 million, or 58.0%, to $4.2 million for the year ended December 31, 2018 compared to $10.0 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in gains on sales of securities. Gain on sales of securities was zero for the year ended December 31, 2018 compared to $5.9 million for the year ended December 31, 2017.
Noninterest expense increased $1.7 million, or 7.0%, to $25.4 million for the year ended December 31, 2018 from $23.7 million for year ended December 31, 2017. The largest increase was related to salaries and employee benefits expense, which increased $1.4 million, or 9.3%, to $16.8 million for the year ended December 31, 2018 from $15.4 million for the year ended December 31, 2017, due primarily to a higher number of lenders and key management positions in operations compared to the same period in 2017.

Income tax expense decreased $4.2 million, or 56.4%, to $3.2 million, reflecting an effective tax rate of 25.8%, for the year ended December 31, 2018 compared to $7.4 million for the year ended December 31, 2017, reflecting an effective tax rate of 48.4%. The decrease was primarily due to the $2.0 million tax expense from re-measuring our deferred tax asset as a result of the Tax Cuts and Jobs Act enacted in December 2017, as well as the recognized benefit of a reduced federal tax rate of 21% in 2018 from 35% in 2017.
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
The allowance consists of a general component, a specific component for impaired loans, and in some cases an unallocated component. The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during 2018.

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
Commercial real estate:   Loans in this segment are primarily income-producing properties throughout Massachusetts and New Hampshire. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management periodically obtains rent rolls and continually monitors the cash flows of the assets securing these loans.
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
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
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
Stock-based Compensation Plans.   The Company measures and recognizes compensation cost relating to stock-based payment transactions based on the grant-date fair value of the equity instruments issued. Stock-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. The fair value of restricted stock is recorded based on the grant date fair value of the equity instrument issued.
Income Taxes.   We recognize income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of our assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled.
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the

Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2018 and 2017.
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
Comparison of Financial Condition at December 31, 2018 and December 31, 2017
Assets.   Our total assets increased $71.8 million, or 8.0%, to $974.1 million at December 31, 2018 from $902.3 million at December 31, 2017. The increase resulted primarily from an increase in loans, partially offset by decreases in cash and cash equivalents and securities.
Cash and Cash Equivalents.   Cash and cash equivalents decreased $19.1 million, or 40.0%, to $28.6 million at December 31, 2018 from $47.7 million at December 31, 2017. The decrease resulted from utilizing funds for loan growth.
Loan Portfolio Analysis.   At December 31, 2018, net loans were $835.5 million, or 85.8% of total assets, compared to $742.1 million, or 82.3% of total assets at December 31, 2017. The increase in loans during the year was caused in large part by an increase in commercial business loans and, to a lesser extent, an increase in consumer loans. The increase in commercial business loans was primarily due to the offering of our small business merger and acquisition, re-capitalization, and shareholder/partner buyout loan product nationally. The increase in consumer loans was primarily due to purchases of pools of unsecured consumer loans through the BancAlliance Lending Club Program. The increases were partially offset by decreases in commercial real estate loans, residential real estate loans, and construction and land development loans. During the year ended December 31, 2014, we discontinued single-family residential real estate lending, with the exception of home equity lines of credit. We believe that federal regulations governing the origination of single-family residential real estate loans would increase our costs and expand the risks associated with this type of lending beyond the benefits that we could realize from originating these loans. We have instead focused our lending activities on commercial loans.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale.
	At December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate:
Residential(1)	$57,361	6.76%	$67,724	9.00%	$76,850	12.13%	$92,392	16.40%	$104,568	20.84%
Commercial(2)	364,867	43.00	371,510	49.35	336,102	53.07	285,356	50.67	249,691	49.76
Construction and land development	44,606	5.26	55,828	7.42	48,161	7.60	71,535	12.70	47,079	9.38
Commercial	361,782	42.64	240,223	31.91	166,157	26.23	112,073	19.90	97,589	19.45
Consumer	19,815	2.34	17,455	2.32	6,172	0.97	1,855	0.33	2,863	0.57
Total loans	848,431	100.00%	752,740	100.00%	633,442	100.00%	563,211	100.00%	501,790	100.00%
Deferred loan fees, net	(1,223)		(845)		(427)		(377)		(383)
Allowance for loan losses	(11,680)		(9,757)		(8,590)		(7,905)		(7,224)
Loans, net	$835,528		$742,138		$624,425		$554,929		$494,183

(1)
Includes home equity loans and lines of credit.

(2)
Includes multi-family real estate loans.

Loan Maturity.   The following table sets forth certain information at December 31, 2018 regarding the contractual maturity of our loan portfolio. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table does not include any estimate of prepayments that could significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.
(In thousands)	Residential Real Estate	Commercial Real Estate	Construction and Land Development	Commercial	Consumer	Total Loans
Amounts due in:
One year or less	$139	$16,187	$19,244	$49,533	$937	$86,040
More than one year to five years	3,547	13,948	1,110	95,095	18,878	132,578
More than five years through ten years	12,109	49,063	549	175,823	—	237,544
More than ten years	41,566	285,669	23,703	41,331	—	392,269
Total	$57,361	$364,867	$44,606	$361,782	$19,815	$848,431

The following table sets forth our fixed and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.
(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Real estate:
Residential	$36,067	$21,155	$57,222
Commercial	4,301	344,379	348,680
Construction and land development	—	25,362	25,362
Commercial	119,521	192,728	312,249
Consumer	18,878	—	18,878
Total loans	$178,767	$583,624	$762,391

Assets Held-for-Sale.   The Company purchased a building in Portsmouth, New Hampshire in January 2017 with the intention of using a majority of the space for banking operations. The cost of this building and the related improvements was $3.3 million as of December 31, 2017. During 2017, the Company entered into an agreement to sell the building for $3.3 million, with the building to be developed into a mixed used commercial building, and transferred the building into the held-for-sale category. During the first quarter of 2018, the Company transferred the assets back into the premises and equipment category as the Company terminated the agreement to sell the building, and entered into a new agreement with a third party to construct the commercial building, in which the Company will occupy space. The Company is expected to sell any unused units.
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
Delinquent Loans.   The following tables set forth our loan delinquencies by type and amount at the dates indicated.
	At December 31,
	2018			2017			2016
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
Real Estate:
Residential	$321	$223	$30	$699	$178	$81	$—	$—	$—
Commercial	742	—	519	—	3,669	—	—	—	346
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial	40	—	3,167	12	—	—	29	—	—
Consumer	62	46	59	63	45	60	—	—	—
Total	$1,165	$269	$3,775	$774	$3,892	$141	$29	$—	$346

	At December 31,
	2015			2014
(In thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or more Past Due
Real Estate:
Residential	$130	$173	$365	$—	$404	$423
Commercial	—	—	—	110	132	363
Construction and land development	—	—	—	—	—	—
Commercial	—	—	—	149	108	350
Consumer	1	1	—	9	—	—
Total	$131	$174	$365	$268	$644	$1,136

Non-performing Assets.   Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including troubled debt restructurings on non-accrual status, and real estate and other loan collateral acquired through foreclosure and repossession. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, loans modified at interest rates materially less than current market rates, or the borrower is experiencing financial difficulty. Loans 90 days or greater past due may remain on an accrual basis if adequately collateralized and in the process of collection. At December 31, 2018, we did not have any accruing loans past due 90 days or greater. For non-accrual loans, interest previously accrued but not collected is reversed and charged against income at the time a loan is placed on non-accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until it is sold. When property is acquired, it is initially recorded at the lower of cost or fair value less costs to sell at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.
The following table sets forth information regarding our non-performing assets at the dates indicated.
	At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans:
Real estate:
Residential	$850	$364	$303	$1,031	$1,564
Commercial	519	7,102	346	106	3,002
Construction and land development	—	—	—	—	—
Commercial	4,830	1,505	933	1,147	516
Consumer	62	62	—	—	—
Total non-accrual loans	6,261	9,033	1,582	2,284	5,082
Accruing loans past due 90 days or more	—	—	—	—	—
Other real estate owned	1,676	—	—	—	—
Total non-performing assets	$7,937	$9,033	$1,582	$2,284	$5,082
Total loans(1)	$847,208	$751,895	$633,015	$562,834	$501,407
Total assets	$974,079	$902,265	$795,543	$743,397	$658,606
Total non-performing loans to total loans(1)	0.74%	1.20%	0.25%	0.41%	1.01%
Total non-performing assets to total assets	0.81%	1.00%	0.20%	0.31%	0.77%

(1)
Loans are presented before allowance for loan losses, but include deferred loan costs/fees.

The decrease in non-accrual loans at December 31, 2018 as compared to prior year was primarily due to a foreclosure sale by the Company and the transfer of a loan relationship that consisted of two commercial real estate loans to other real estate owned. In April 2018, the Bank conducted a foreclosure sale of certain real and personal property which secured four non-accruing loans originally made by the Bank. The aggregate outstanding principal balance of these loans was approximately $7.5 million, of which (a) approximately $4.9 million was due and owing to the Bank and (b) approximately $2.6 million was due and owing to another financial institution who purchased participation interests in certain of these loans (the “Participant”). The Bank received approximately $8.3 in proceeds from this foreclosure sale. The U.S. Small Business Administration (“SBA”), which also made a secured loan to the same obligors, has since disputed the Bank’s retention of, and claimed priority to, a portion of the proceeds generated from this foreclosure sale, alleging a breach of contract and seeking monetary damages in the approximate amount of $2.0 million. The Bank has partially denied liability, and in addition to its defenses, has asserted a counterclaim against the SBA and its assignee, Granite State Economic Development Corporation, seeking equitable reformation of the contract at issue on the basis of a mutual mistake of fact. On March 5, 2019, the Bank participated in a mediation of this matter. Pending the outcome of this lawsuit and this mediation, and as previously disclosed, the Bank has segregated into a separate deposit account the entire amount in dispute, consisting of  $1.4 million that would be retained by the Bank, and $543,000 that would be provided to the participating institution. Management does not believe that the ultimate resolution of this matter will have a significant impact on the Bank’s financial condition or the results of operations. The increase in non-accrual commercial loans consists primarily of three commercial and industrial loan relationships. Impairment was evaluated and specific reserves of  $1.1 million were allocated to impaired loans as of December 31, 2018.
We have cooperative relationships with the vast majority of our nonperforming loan customers. Substantially all non-performing loans are collateralized by real estate and the repayment is largely dependent on the return of such loans to performing status or the liquidation of the underlying real estate collateral. We pursue the resolution of all non-performing loans through collections, restructures, voluntary liquidation of collateral by the borrower and, where necessary, legal action. When attempts to work with a customer to return a loan to performing status, including restructuring the loan, are unsuccessful, we will initiate appropriate legal action seeking to acquire property by deed in lieu of foreclosure or through foreclosure, or to liquidate business assets.
Interest income that would have been recorded for the year ended December 31, 2018 had non-accruing loans been current according to their original terms amounted to $372,000. We recognized $150,000 of interest income for these loans for the year ended December 31, 2018.
The following table sets forth the accruing and non-accruing status of troubled debt restructurings at the dates indicated.
	At December 31,
	2018		2017		2016		2015		2014
(In thousands)	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing	Non- Accruing	Accruing
Troubled Debt Restructurings:
Real estate:
Residential	$—	$388	$—	$404	$—	$422	$—	$436	$—	$221
Commercial	—	1,334	—	1,521	346	1,610	106	3,167	1,490	1,385
Construction and land development	—	—	—	—	—	—	—	—	—	—
Commercial	1,089	462	67	1,698	919	727	1,147	565	202	196
Consumer	—	—	—	—	—	—	—	—	—	—
Total	$1,089	$2,184	$67	$3,623	$1,265	$2,759	$1,253	$4,168	$1,692	$1,802

Total troubled debt restructurings decreased in 2018 primarily due to the loans paying in accordance with their modified terms. During 2018, there were no trouble debt restructures. During 2017, there was one loan totaling $249,000 that was modified under a troubled debt restructure. The loan that was modified in 2017 is paying in accordance with its modified terms.
Interest income that would have been recorded for the year ended December 31, 2018 had troubled debt restructurings been current according to their original terms amounted to $251,000. We recognized $179,000 of interest income for these loans for the year ended December 31, 2018.
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
Other potential problem loans are those loans that are currently performing, but where known information about possible credit problems of the borrowers causes us to have concerns as to the ability of such borrowers to comply with contractual loan repayment terms. At December 31, 2018, other potential problem loans totaled $2.2 million, consisting of 14 troubled debt restructured loans that were accruing interest in accordance with their modified terms.
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

The following table sets forth activity in our allowance for loan losses for the years indicated.
	Year Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance at beginning of year	$9,757	$8,590	$7,905	$7,224	$6,077
Provision for loan losses	3,329	2,929	703	805	1,452
Charge offs:
Real estate:
Residential	—	—	—	—	30
Commercial	670	1,522	—	—	243
Construction and land development	—	—	—	—	—
Commercial	190	107	—	96	—
Consumer	699	190	44	65	91
Total charge-offs	1,559	1,819	44	161	364
Recoveries:
Real estate:
Residential	2	—	12	6	24
Commercial	—	45	—	—	24
Construction and land development	—	—	—	—	—
Commercial	87	—	1	20	5
Consumer	64	12	13	11	6
Total recoveries	153	57	26	37	59
Net charge-offs	1,406	1,762	18	124	305
Allowance at end of year	$11,680	$9,757	$8,590	$7,905	$7,224
Non-performing loans at end of year	$6,261	$9,033	$1,582	$2,284	$5,082
Total loans outstanding at end of year(1)	$847,208	$751,895	$633,015	$562,834	$501,407
Average loans outstanding during the year(1)	$783,570	$698,859	$583,156	$516,405	$471,650
Allowance to non-performing loans	186.55%	108.02%	542.98%	346.10%	142.15%
Allowance to total loans outstanding at end of the year	1.38%	1.30%	1.36%	1.40%	1.44%
Net chargeoffs to average loans outstanding during the year	0.18%	0.25%	0.00%	0.02%	0.06%

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
	At December 31,
	2018		2017		2016
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
Real estate:
Residential	$251	6.76%	$300	9.00%	$328	12.13%
Commercial	4,152	43.00	4,483	49.35	4,503	53.07
Construction and land development	738	5.26	965	7.42	882	7.60
Commercial	5,742	42.64	3,280	31.91	2,513	26.23
Consumer	710	2.34	649	2.32	279	0.97
Total allocated allowance for loan losses	11,593	100.00%	9,677	100.00%	8,505	100.00%
Unallocated	87		80		85
Total	$11,680		$9,757		$8,590

	At December 31,
	2015		2014
(Dollars in thousands)	Allowance for Loan Losses	% of Loans in Category to Total Loans	Allowance for Loan Losses	% of Loans in Category to Total Loans
Real estate:
Residential	$412	16.40%	$560	20.84%
Commercial	3,827	50.67	3,500	49.76
Construction and land development	1,236	12.70	872	9.38
Commercial	2,138	19.90	1,751	19.45
Consumer	119	0.33	184	0.57
Total allocated allowance for loan losses	7,732	100.00%	6,867	100.00%
Unallocated	173		357
Total	$7,905		$7,224

The allowance consists of general, specific, and unallocated components. The general component relates to pools of non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The allocated component relates to loans that are classified as impaired, whereby an allowance is established when the discounted cash flows, collateral value, less estimated selling costs, or observable market price of the impaired loan is lower than the carrying value of that loan.
An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

We had impaired loans totaling $7.5 million and $12.2 million as of December 31, 2018 and 2017, respectively. Impaired loans totaling $1.8 million had a valuation allowance of  $1.1 million at December 31, 2018. At December 31, 2017, there were no impaired loans with a valuation allowance. Our average investment in impaired loans was $13.1 million and $7.0 million for the years ended December 31, 2018 and 2017, respectively.
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
We review residential and commercial loans for impairment based on the fair value of collateral, if collateral-dependent, or the present value of expected cash flows. Management has reviewed the collateral value for all impaired and non-accrual loans that were collateral dependent as of December 31, 2018 and considered any probable loss in determining the allowance for loan losses.
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

Securities Portfolio
During 2017, we sold $30.6 million of state and municipal securities and $9.8 million of equity securities. The sale of the state and municipal securities was conducted to reduce our concentration within this category. The divesture resulted in a 34% concentration of the portfolio as compared to 47% of the portfolio prior to sale. The sale of equity securities was conducted to reduce potential earnings volatility related to new accounting guidance effective in 2018, which would have required us to report the changes in fair value of equity securities in earnings.
During 2016, we transferred all of our investments classified as held-to-maturity to available-for-sale. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated.
	At December 31,
	2018		2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
State and municipal	$20,118	$20,255	$20,726	$21,454	$49,367	$50,580
Asset-backed securities	6,512	6,371	7,524	7,517	8,747	8,678
Government mortgage-backed securities	25,135	24,777	32,421	32,458	41,818	41,914
Corporate debt	—	—	—	—	1,000	1,031
Trust preferred securities	—	—	—	—	1,368	968
Marketable equity securities	—	—	—	—	11,363	14,696
Total	$51,765	$51,403	$60,671	$61,429	$113,663	$117,867

At December 31, 2018, we had no investments in a single company or entity, other than government and government agency securities, that had an aggregate book value in excess of 10% of our equity.
Portfolio Maturities and Yields.   The composition and maturities of the investment securities portfolio at December 31, 2018, are summarized in the following table. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. No tax-equivalent yield adjustments have been made, as the amount of tax-free interest-earning assets is immaterial.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Securities available-for-sale:
State and municipal	$95	4.05%	$604	3.81%	$2,120	3.87%	$17,299	3.25%	$20,118	$20,255	3.34%
Asset-backed securities	—	—%	1,051	1.99%	—	—%	5,461	2.74%	6,512	6,371	2.62%
Government mortgage-backed securities	—	—%	1,355	1.47%	4,277	2.54%	19,503	2.74%	25,135	24,777	2.64%
Total	$95	4.05%	$3,010	2.12%	$6,397	2.98%	$42,263	2.95%	$51,765	$51,403	2.91%
Each reporting period, we evaluate all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary. Other-than-temporary impairment (“OTTI”) is required to be recognized if  (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI, resulting in a realized loss that is a charged to earnings through a reduction in our non-interest income. For all other impaired debt securities, credit-related OTTI is recognized through earnings and non-credit related OTTI is recognized in other comprehensive income/loss, net of applicable taxes. We did not recognize any OTTI during the years ended December 31, 2018 or 2017.

Deposits
Total deposits increased $18.0 million, or 2.4%, to $768.1 million at December 31, 2018 from $750.1 million at December 31, 2017. Our continuing focus on the acquisition and expansion of core deposit relationships, which we define as all deposits except for certificates of deposit, resulted in net growth in these deposits of $22.8 million, or 3.5%, to $670.7 million at December 31, 2018, or 87.3% of total deposits at that date.
The following tables set forth the distribution of total deposits by account type at the dates indicated.
	At December 31,
	2018		2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest bearing	$195,293	25.43%	$186,222	24.83%	$158,075	25.17%
Negotiable order of withdrawal (NOW)	136,771	17.81%	123,292	16.44%	122,698	19.54%
Savings accounts	109,322	14.23%	112,610	15.01%	111,016	17.68%
Money market deposit accounts	229,314	29.85%	225,735	30.10%	145,321	23.14%
Certificates of deposit	97,396	12.68%	102,198	13.62%	90,872	14.47%
Total	$768,096	100.00%	$750,057	100.00%	$627,982	100.00%

As of December 31, 2018, our certificates of deposit included $55.8 million of brokered certificates of deposit and $5.2 million of QwickRate certificates of deposit, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits.
As of December 31, 2018, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000, which excludes all brokered certificates, was approximately $24.1 million. The following table sets forth the maturity of these certificates as of December 31, 2018.
Maturity Period	At December 31, 2018
(In thousands)
Three months or less	$2,005
Over three through six months	3,650
Over six through twelve months	3,338
Over twelve months	15,083
Total	$24,076

Borrowings
Our borrowings at December 31, 2018 consisted of Federal Home Loan Bank advances and Federal Reserve Bank borrowings from the borrower-in-custody program. The following table sets forth information concerning balances and interest rates on Federal Home Loan Bank advances and Federal Reserve Bank borrower-in-custody borrowings at the dates and for the years indicated.
	At or For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Balance outstanding at end of year	$68,022	$26,841	$49,858
Weighted average interest rate at end of year	2.58%	1.52%	1.36%
Maximum amount of borrowings outstanding at any month end during the year	$68,125	$79,725	$50,025
Average balance outstanding during the year	$30,987	$51,610	$36,672
Weighted average interest rate during the year	2.40%	1.52%	1.70%
We had no securities sold under agreements to repurchase during the years ended December 31, 2018, 2017 and 2016.

Borrowings increased $41.2 million, or 153.4%, to $68.0 million at December 31, 2018 from $26.8 million at December 31, 2017 primarily due to loan growth funding. Out of the $68.0 million in borrowed funds, $38.1 million is short-term with an original maturity of less than one year. Net loans grew $52.2 million over the three months ended December 31, 2018 and borrowings were utilized to fund the loan growth that occurred during the fourth quarter of 2018.
Shareholders’ Equity
Total shareholders’ equity increased $9.8 million, or 8.5%, to $125.6 million at December 31, 2018, from $115.8 million at December 31, 2017. The increase was due primarily to net income of  $9.3 million, stock based compensation expense of  $928,000, and ESOP shares earned of  $613,000, partially offset by a decrease of $215,000 due to stock repurchases and $844,000 in accumulated other comprehensive loss, reflecting a decrease in the fair value of available-for-sale securities.

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
	For the Year Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
Assets:
Interest-earning assets:
Loans	$783,570	$40,358	5.15%	$698,859	$32,510	4.65%	$583,156	$25,549	4.38%
Short-term investments	15,846	313	1.98%	8,285	100	1.21%	7,992	33	0.41%
Investment securities	55,686	1,560	2.80%	111,732	3,049	2.73%	120,897	3,222	2.67%
Federal Home Loan Bank stock	1,925	109	5.66%	2,874	123	4.28%	2,599	90	3.46%
Total interest-earning assets	857,027	42,340	4.94%	821,750	35,782	4.35%	714,644	28,894	4.04%
Non-interest earning assets	50,411			46,576			39,845
Total assets	$907,438			$868,326			$754,489
Interest-bearing liabilities:
Savings accounts	$116,126	281	0.24%	$116,147	209	0.18%	$110,528	190	0.17%
Money market accounts	227,057	2,224	0.98%	176,216	875	0.50%	115,857	334	0.29%
Now accounts	116,816	602	0.52%	114,292	660	0.58%	112,003	661	0.59%
Certificates of deposit	95,987	1,361	1.42%	120,033	1,200	1.00%	109,175	978	0.90%
Total interest-bearing deposits	555,986	4,468	0.80%	526,688	2,944	0.56%	447,563	2,163	0.48%
Borrowings	30,987	745	2.40%	51,610	782	1.52%	36,672	622	1.70%
Total interest-bearing liabilities	586,973	5,213	0.89%	578,298	3,726	0.64%	484,235	2,785	0.58%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	189,369			166,055			156,379
Other noninterest-bearing liabilities	10,759			8,332			7,813
Total liabilities	787,101			752,685			648,427
Total equity	120,337			115,641			106,062
Total liabilities and equity	$907,438			$868,326			$754,489
Net interest income		$37,127			$32,056			$26,109
Interest rate spread(1)			4.05%			3.71%			3.46%
Net interest-earning assets(2)	$270,054			$243,452			$230,409
Net interest margin(3)			4.33%			3.90%			3.65%
Average interest-earning assets to interest-bearing liabilities	146.01%			142.10%			147.58%

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

	Year Ended December 31, 2018 vs. 2017			Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Rate	Volume
Interest-earning assets:
Loans	$3,683	$4,165	$7,848	$1,653	$5,308	$6,961
Short-term investments	88	125	213	66	1	67
Investment securities	79	(1,568)	(1,489)	76	(249)	(173)
Federal Home Loan Bank stock	33	(47)	(14)	23	10	33
Total interest-earning assets	3,883	2,675	6,558	1,817	5,071	6,888
Interest-bearing liabilities:
Savings accounts	72	—	72	9	10	19
Money market accounts	1,040	309	1,349	314	227	541
Now accounts	(72)	14	(58)	(14)	13	(1)
Certificates of deposit	434	(273)	161	120	102	222
Total interest-bearing deposits	1,474	50	1,524	429	352	781
Borrowings	350	(387)	(37)	(72)	232	160
Total interest-bearing liabilities	1,824	(337)	1,487	357	584	941
Change in net interest and dividend income	$2,059	$3,012	$5,071	$1,460	$4,487	$5,947

Results of Operations for the Years Ended December 31, 2018 and 2017
General.   Net income increased $1.4 million, or 17.8%, to $9.3 million for the year ended December 31, 2018 from $7.9 million for the year ended December 31, 2017. The increase was primarily due to an increase of $5.1 million, or 15.8%, in net interest and dividend income and a decrease in income tax expense of  $4.2 million, or 56.4%, offset by an increase in provision for loan losses of  $400,000, or 13.7%, an increase in salaries and employee benefits expense of  $1.4 million, or 9.3%, and a decrease in noninterest income of  $5.8 million, or 58.0%.
Interest and Dividend Income.   Interest and dividend income increased $6.6 million, or 18.3%, to $42.3 million for the year ended December 31, 2018 from $35.8 million for the year ended December 31, 2017. This was caused by an increase in interest and fees on loans, which increased $7.8 million, or 24.1%, offset by a decrease in interest and dividends on securities of  $1.5 million, or 47.4%.
The increase in interest income on loans was due to an increase in average balance of  $84.7 million, or 12.1%, to $783.6 million for the year ended December 31, 2018 from $698.9 million for the year ended December 31, 2017, and an increase in yield on loans of 50 basis points, to 5.15% for the year ended December 31, 2018 from 4.65% for the year ended December 31, 2017, due to our continued shift to higher-yielding commercial loans and higher the market interest rate environment.

Interest income on investment securities decreased $1.5 million, or 47.4%, to $1.7 million for the year ended December 31, 2018 from $3.2 million for the year ended December 31, 2017. The decrease was primarily due to divesting of all equity securities during the fourth quarter in 2017 and selling a portion of our municipal holdings. The average balances of securities decreased $57.0 million, or 49.7%, to $57.6 million as of December 31, 2018, but our yield increased 13 basis points to 2.90%.
Interest Expense.   Interest expense increased $1.5 million, or 39.9%, to $5.2 million for the year ended December 31, 2018 from $3.7 million for the year ended December 31, 2017, primarily due to an increase in interest expense on deposits. Interest expense on deposits increased $1.5 million, or 51.8%, to $4.5 million for the year ended December 31, 2018 from $2.9 million for the year ended December 31, 2017, due to our cost of funds on interest-bearing deposits increasing 24 basis points to 0.80% for the year ended December 31, 2018 from 0.56% for the year ended December 31, 2017 and an increase in average balances. The increase in the cost of funds was primarily due to an increase in the average rate paid on money market accounts, which increased 48 basis points to 0.98%, and certificates of deposit, which increased 42 basis points to 1.42%. During the fourth quarter in 2017, the Company started offering a tiered rate money market product, which resulted in higher balances and higher rates offered. As of December 31, 2018, this product represented $115.5 million, or 50.4% of our total money market accounts.
Interest expense on borrowings, which consists of advances from the Federal Home Loan Bank of Boston and borrowings from the Federal Reserve Bank borrower-in-custody program, decreased $37,000, or 4.7%, to $745,000 for the year ended December 31, 2018 from $782,000 for the year ended December 31, 2017. The average balance of borrowings decreased $20.6 million, or 40.0%, to $31.0 million for the year ended December 31, 2018 from $51.6 million for the year ended December 31, 2017. Our cost of borrowings increased 88 basis points to 2.40% for the year ended December 31, 2018 compared to 1.52% for the year ended December 31, 2017 due to the raising rate environment.
Net Interest and Dividend Income.   Net interest and dividend income increased $5.1 million, or 15.8%, to $37.1 million for the year ended December 31, 2018 from $32.1 million for the year ended December 31, 2017. Our net interest rate spread increased 34 basis points to 4.05% for the year ended December 31, 2018 from 3.71% for the year ended December 31, 2017, while our net interest margin increased 43 basis points to 4.33% for the year ended December 31, 2018 from 3.90% for the year ended December 31, 2017. The average yield we earned on interest-earning assets increased 59 basis points to 4.94% for the year ended December 31, 2018 from 4.35% for the year ended December 31, 2017. The increase in the yield on interest-earning assets increased more than the average rate we paid on interest-bearing liabilities, which increased 25 basis points to 0.89% for the year ended December 31, 2018 from 0.64% for the year ended December 31, 2017.
Provision for Loan Losses.   Our provision for loan losses was $3.3 million for the year ended December 31, 2018 compared to $2.9 million for the year ended December 31, 2017. The provision recorded resulted in an allowance for loan losses of  $11.7 million, or 1.38% of total loans and 186.6% of non-performing loans at December 31, 2018, compared to $9.8 million, or 1.30% of total loans and 108.2% of non-performing loans at December 31, 2017. Our provision was higher in 2018 due to an increase in the valuation allowance for impaired loans and continued growth in the total loan portfolio. The non-performing loans at December 31, 2018 consist primarily of three commercial and industrial loan relationships. The relationships were evaluated for impairment and specific reserves of  $1.1 million were allocated. The increase in the allowance for loan losses was based on management’s assessment of loan portfolio growth and composition changes, historical charge-off trends, levels of problem loans and other asset quality trends. We apply historical loss ratios to newly originated loans, which, absent other factors, results in an increase in the allowance for loan losses as the loan portfolio increases. For further information related to changes in the provision and allowance for loan losses, refer to “— Asset Quality — Allowance for Loan Losses.”

Noninterest Income.   Noninterest income information is as follows.
	Years Ended December 31,		Change
(Dollars in thousands)	2018	2017	Amount	Percent
Customer service fees on deposit accounts	$1,435	$1,392	$43	3.1%
Service charges and fees – other	1,993	1,919	74	3.9%
Gain on sales, calls and donated securities, net	—	5,912	(5,912)	(100.0)%
Bank owned life insurance income	686	645	41	6.4%
Other income	64	87	(23)	(26.4)%
Total noninterest income	$4,178	$9,955	$(5,777)	(58.0)%

Gains on sales, calls and donated securities, net, decreased $5.9 million, or 100.0%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Effective January 2018, the Company adopted ASU (Accounting Standards Update) No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard required us to measure our equity investments at fair value with changes in fair value recognized in net income. We evaluated the pronouncement and decided to divest from our equity securities portfolio in 2017 to reduce potential earnings volatility. Customer service fees on deposit accounts increased $43,000, or 3.1%, primarily due to increased volume in transactional deposit accounts. Service charges and fees increased $74,000, or 3.9%, primarily due to increased loan fees. Bank owned life insurance income increased $41,000, or 6.4%, as $5.5 million in additional bank owned life insurance was purchased during the second half of 2017. Other income decreased $23,000, or 26.4%, primarily due to rebates received due to debit card transaction volume in 2017.
Noninterest Expense.   Noninterest expense information is as follows.
	Years Ended December 31,		Change
(Dollars in thousands)	2018	2017	Amount	Percent
Salaries and employee benefits	$16,801	$15,365	$1,436	9.3%
Occupancy expense	1,733	1,839	(106)	(5.8)%
Equipment expense	471	587	(116)	(19.8)%
FDIC assessment	301	309	(8)	(2.6)%
Data processing	810	741	69	9.3%
Marketing expense	245	300	(55)	(18.3)%
Professional fees	1,223	936	287	30.7%
Directors’ fees	620	607	13	2.1%
Other	3,210	3,065	145	4.7%
Total noninterest expense	$25,414	$23,749	$1,665	7.0%

Salaries and employee benefits expense increased $1.4 million, or 9.3%, for the year ended December 31, 2018 from the year ended December 31, 2017 due to a higher number of lenders and key management positions in operations. Professional fees increased $287,000, or 30.7%, due to increased legal expenses related to certain subordinated lienholders that are disputing the priority of the Bank’s liens and the right of the Bank to retain proceeds from a foreclosure sale. Other noninterest expense increased $145,000, or 4.7%, for the year ended December 31, 2018 from the year ended December 31, 2017 due to costs incurred working out nonperforming loans and an increase in software expense. Occupancy expense decreased $106,000, or 5.8%, for the year ended December 31, 2018 from the year ended December 31, 2017 due to decreased repairs and maintenance costs and the greater need for snow removal in 2017. Equipment expense decreased $116,000, or 19.8%, for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to a decrease in maintenance contract expense.

Income Tax Provision.   We recorded a provision for income taxes of  $3.2 million for the year ended December 31, 2018, reflecting an effective tax rate of 25.8%, compared to $7.4 million, or an effective tax rate of 48.4%, for the year ended December 31, 2017. In December 2017, the U.S. government approved a reduction in the federal statutory income tax rate from a maximum rate of 35% to 21%, effective in 2018. This resulted in a decrease in the Bank’s net deferred tax asset by $2.0 million, which is reflected in our tax provision for the year ended December 31, 2017.
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
The following table presents the estimated changes in net interest income of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning December 31, 2018 and 2017.
	At December 31,
	2018		2017
Changes in Interest Rates (Basis Points)	Estimated Net Interest Income Over Next 12 Months	Change	Estimated 12-Months Net Interest Income	Change
(Dollars in thousands)
200	$42,086	(1.50)%	$37,384	1.04%
0	42,726	—	37,001	—
-100	N/A	N/A	35,752	(3.37)%
-200	42,160	(1.32)%	N/A	N/A
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
The following table presents the estimated changes in EVE of The Provident Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of December 31, 2018 and 2017.
	At December 31,
	2018		2017
Changes in Interest Rates (Basis Points)	Economic Value of Equity	Change	Economic Value of Equity	Change
(Dollars in thousands)
400	$147,448	(3.70)%	$133,578	3.40%
300	150,100	(1.90)%	133,308	3.20%
200	152,408	(0.40)%	132,555	2.60%
100	153,932	0.60%	131,933	2.20%
0	153,061	—	129,138	—
-100	147,489	(3.60)%	115,278	(10.70)%
-200	134,586	(12.10)%	N/A	N/A
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $28.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $51.4 million at December 31, 2018.
At December 31, 2018, we had the ability to borrow a total of  $133.0 million from the Federal Home Loan Bank of Boston. On that date, we had $59.9 million in advances outstanding. At December 31, 2018, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $162.2 million, of which $8.1 million was outstanding as of that date.
We have no material commitments or demands that are likely to affect our liquidity other than as set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.
At December 31, 2018 and 2017, we had $42.6 million and $18.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at December 31, 2018 and 2017, we had $196.1 million and $166.3 million in unadvanced funds to borrowers, respectively. We also had $1.5 million and $2.0 million in outstanding letters of credit at December 31, 2018 and 2017, respectively.
Certificates of deposit due within one year of December 31, 2018 totaled $55.1 million, or 56.5% of total certificates of deposit. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit at December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activities are the origination of loans and the purchase of securities. During the years ended December 31, 2018 and 2017, we had $298.4 million and $267.8 million of loan originations, respectively. The loan originations included $286.6 million and $264.6 million of loans to be held in our portfolio for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, we did not purchase or sell any securities. During the year ended December 31, 2017, we purchased $13.1 million of securities and received proceeds from the sales of securities totaling $51.3 million.
Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced net increases in total deposits of  $18.0 million and $122.1 for the years ended December 31, 2018 and 2017, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Borrowings increased $41.2 million and decreased $23.0 million during the years ended December 31, 2018 and 2017, respectively.
The Provident Bank is subject to various regulatory capital requirements administered by Massachusetts Commissioner of Banks, and the Federal Deposit Insurance Corporation. At December 31, 2018, The Provident Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 11 of the Notes to the Consolidated Financial Statements for additional information.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities, agreements with respect to investments and employment agreements with certain of our executive officers. The following table presents our contractual obligations as of December 31, 2018.
		Payments Due by period
Contractual Obligations	Total	One Year or Less	More Than One Year to Three Years	More than Three Years to Five Years	More Than Five Years
(In thousands)
Long-term debt obligations	$68,022	$43,071	$16,451	$8,500	$—
Operating lease obligations	3,193	285	496	504	1,908
Total	$71,215	$43,356	$16,947	$9,004	$1,908

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
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Provident Bancorp, Inc. begin on page F-1 of this Annual Report.
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.
CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) was utilized. Based on this assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective at the reasonable assurance level.
ITEM 9B.
OTHER INFORMATION

Not applicable.

PART III
ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Proposal 1 — Election of Directors,” “Information About Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics for Senior Officers,” “Nominating and Corporate Governance Committee Procedures — Procedures to be Followed by Stockholders,” “Corporate Governance — Committees of the Board of Directors” and “— Audit Committee” is incorporated herein by reference.
A copy of the Code of Ethics is available to shareholders on the “Corporate Governance” portion of the Investor Relations’ section on the Company’s website at www.theproividentbank.com.
ITEM 11.
EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation,” and “Corporate Governance — Committees of the Board of Directors — Compensation Committee” is incorporated herein by reference.
ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.
Equity Compensation Plan Information
Information with respect to equity plan information is included in Item 5 of this Annual Report.
ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and “Proposal 1 — Election of Directors” is incorporated herein by reference.
ITEM 14.
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Proposal 2 — Ratification of Independent Registered Public Accounting Firm — Audit Fees” and “— Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

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

(vi)
Consolidated Statements of Cash Flows

(vii)
Notes to Consolidated Financial Statements

(a)(2)
Financial Statement Schedules

None.
(a)(3)
Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
3.2	By-Laws of Provident Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
4	Form of Common Stock Certificate of Provident Bancorp, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.1	Form of The Provident Bank Employee Stock Ownership Plan † (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.2	Employment Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.3	Employment Agreement with Charles F. Withee † (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.4	Employment Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.5	Amended and Restated Supplemental Executive Retirement Agreement with David P. Mansfield † (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.6	Amended and Restated Supplemental Executive Retirement Agreement with Charles F. Withee † (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)

10.7	Supplemental Executive Retirement Agreement with Carol L. Houle † (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.8	The Provident Bank Executive Annual Incentive Plan † (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.9	The Provident Bank 2005 Amended and Restated Long-Term Incentive Plan † (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
10.11	Provident Bancorp, Inc. 2016 Equity Incentive Plan† (Incorporated by reference to Appendix A to the definitive proxy statement for the Special Meeting of Shareholders of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on August 9, 2016)
10.12	Form of Incentive Stock Option Award Agreement†(Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.13	Form of Non-Statutory Incentive Stock Option Award Agreement† (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.14	Form of Restricted Stock Award Agreement† (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-214702), filed with the Securities and Exchange Commission on November 18, 2016)
10.15	First Amendment to Employment Agreement with David P. Mansfield† (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)
10.16	First Amendment to Employment Agreement with Charles F. Withee† (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)
10.17	First Amendment to Employment Agreement with Carol L. Houle† (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Provident Bancorp, Inc. (File No. 001-37504), filed by the Company under the Exchange Act on December 26, 2018)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 31 to the Registration Statement on Form S-1 of Provident Bancorp, Inc. (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015)
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from Provident Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 14, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

†
Compensatory arrangements.

ITEM 16.
FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Provident Bancorp, Inc.
Date: March 14, 2019	By: /s/ David P. Mansfield David P. Mansfield President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ David P. Mansfield David P. Mansfield	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2019
/s/ Carol L. Houle Carol L. Houle	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019
/s/ Frank G. Cousins, Jr. Frank G. Cousins, Jr.	Director	March 14, 2019
/s/ James A. DeLeo James A. DeLeo	Director	March 14, 2019
/s/ Lisa B. DeStefano Lisa B. DeStefano	Director	March 14, 2019
/s/ Jay E. Gould Jay E. Gould	Director	March 14, 2019
/s/ Laurie H. Knapp Laurie H. Knapp	Director	March 14, 2019
/s/ Richard L. Peeke Richard L. Peeke	Director	March 14, 2019
/s/ Joseph B. Reilly Joseph B. Reilly	Director	March 14, 2019
/s/ Arthur W. Sullivan Arthur W. Sullivan	Director	March 14, 2019
/s/ Charles F. Withee Charles F. Withee	Director	March 14, 2019

Provident Bancorp, Inc. and Subsidiary
F-i

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders
Provident Bancorp, Inc. and Subsidiary
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Provident Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Whittlesey PC

We have served as the Company’s auditor since 2013.
Hartford, Connecticut
March 14, 2019

Provident Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2018 and 2017
(In thousands)	2018	2017
Assets
Cash and due from banks	$10,941	$10,326
Short-term investments	17,672	37,363
Cash and cash equivalents	28,613	47,689
Investments in available-for-sale securities (at fair value)	51,403	61,429
Federal Home Loan Bank stock, at cost	2,650	1,854
Loans, net	835,528	742,138
Assets held-for-sale	—	3,286
Bank owned life insurance	26,226	25,540
Premises and equipment, net	16,086	10,981
Other real estate owned	1,676	—
Accrued interest receivable	2,638	2,345
Deferred tax asset, net	6,437	4,920
Other assets	2,822	2,083
Total assets	$974,079	$902,265
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing	$195,293	$186,222
Interest-bearing	572,803	563,835
Total deposits	768,096	750,057
Borrowings	68,022	26,841
Other liabilities	12,377	9,590
Total liabilities	848,495	786,488
Shareholders’ equity
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	—	—
Common stock, no par value: 30,000,000 shares authorized; 9,662,181 shares issued, 9,625,719 shares outstanding at December 31, 2018 and 9,657,319 shares issued, 9,628,496 shares oustanding at December 31, 2017	—	—
Additional paid-in capital	45,895	44,592
Retained earnings	83,351	74,047
Accumulated other comprehensive (loss) income	(255)	589
Unearned compensation – ESOP	(2,619)	(2,857)
Treasury stock: 36,462 and 28,823 shares at December 31, 2018 and 2017, respectively	(788)	(594)
Total shareholders’ equity	125,584	115,777
Total liabilities and shareholders’ equity	$974,079	$902,265

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Income
For the Years Ended December 31, 2018 and 2017
(In thousands)	2018	2017
Interest and dividend income:
Interest and fees on loans	$40,358	$32,510
Interest and dividends on securities	1,669	3,172
Interest on short-term investments	313	100
Total interest and dividend income	42,340	35,782
Interest expense:
Interest on deposits	4,468	2,944
Interest on borrowings	745	782
Total interest expense	5,213	3,726
Net interest and dividend income	37,127	32,056
Provision for loan losses	3,329	2,929
Net interest and dividend income after provision for loan losses	33,798	29,127
Noninterest income:
Customer service fees on deposit accounts	1,435	1,392
Service charges and fees – other	1,993	1,919
Gain on sales of securities, net	—	5,912
Bank owned life insurance	686	645
Other income	64	87
Total noninterest income	4,178	9,955
Noninterest expense:
Salaries and employee benefits	16,801	15,365
Occupancy expense	1,733	1,839
Equipment expense	471	587
FDIC assessment	301	309
Data processing	810	741
Marketing expense	245	300
Professional fees	1,223	936
Directors’ fees	620	607
Other	3,210	3,065
Total noninterest expense	25,414	23,749
Income before income tax expense	12,562	15,333
Income tax expense	3,237	7,418
Net income	$9,325	$7,915
Earnings per share:
Basic	$1.01	$0.86
Diluted	$1.00	$0.86
Weighted Average Shares:
Basic	9,240,086	9,199,274
Diluted	9,306,316	9,199,887
The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2018 and 2017
(In thousands)	2018	2017
Net income	$9,325	$7,915
Other comprehensive loss:
Unrealized holding (losses) gains	(1,120)	2,466
Reclassification adjustment for realized gains in net income	—	(5,912)
Unrealized losses	(1,120)	(3,446)
Income tax effect	276	1,413
Other comprehensive loss, net of tax	(844)	(2,033)
Total comprehensive income	$8,481	$5,882

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2018 and 2017
(In thousands, except share data)	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation ESOP	Treasury Stock	Total
Balance, December 31, 2016	9,652,448	$43,393	$66,229	$2,622	$(3,095)	$—	$109,149
Net income	—	—	7,915	—	—	—	7,915
Other comprehensive loss	—	—	—	(2,130)	—	—	(2,130)
Reclassification from AOCI to retained earnings			(97)	97			—
Stock-based compensation expense	—	926	—	—	—	—	926
Restricted stock award grants	4,871	—	—	—	—	—	—
Treasury stock acquired	(28,823)	—	—	—	—	(594)	(594)
ESOP shares earned	—	273	—	—	238	—	511
Balance, December 31, 2017	9,628,496	44,592	74,047	589	(2,857)	(594)	115,777
Net income	—	—	9,325	—	—	—	9,325
Other comprehensive loss	—	—	—	(844)	—	—	(844)
Stock-based compensation expense	—	928	—	—	—	—	928
Restricted stock award grants	4,862	—	—	—	—	—	—
Exercise of stock options, net	1,010	—	(21)	—	—	21	—
Treasury stock acquired	(8,649)	—	—	—	—	(215)	(215)
ESOP shares earned	—	375	—	—	238	—	613
Balance, December 31, 2018	9,625,719	$45,895	$83,351	$(255)	$(2,619)	$(788)	$125,584

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018 and 2017
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$9,325	$7,915
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	274	740
ESOP expense	613	511
Gain on sale of securities, net	—	(5,912)
Change in deferred loan fees, net	378	418
Provision for loan losses	3,329	2,929
Depreciation and amortization	721	811
Loss on disposal of premises and equipment	6	2
Increase in accrued interest receivable	(293)	(25)
Deferred tax (benefit) expense	(1,241)	1,309
Share-based compensation expense	928	926
Increase in cash surrender value of life insurance	(686)	(645)
Decrease (increase) in other assets	613	(539)
Increase in other liabilities	2,787	1,036
Net cash provided by operating activities	16,754	9,476
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(13,121)
Proceeds from sales of available-for-sale securities	—	57,259
Proceeds from pay downs, maturities and calls of available-for-sale securities	8,632	14,026
(Purchase) redemption of Federal Home Loan Bank Stock	(796)	933
Loan originations and purchases, net of paydowns	(100,073)	(121,060)
Additions to premises and equipment	(2,399)	(3,426)
Additions to assets held-for-sale	(147)	(67)
Additions to other real estate owned	(52)	—
Purchase of bank owned life insurance	—	(5,500)
Net cash used in investing activities	(94,835)	(70,956)

The accompanying notes are an integral part of these consolidated financial statements.

Provident Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows — (Continued)
For the Years Ended December 31, 2018 and 2017
(In thousands)	2018	2017
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	22,841	110,748
Net (decrease) increase in time deposits	(4,802)	11,327
Proceeds from advances from the Federal Home Loan Bank	10,000	7,000
Net change in short-term borrowings	31,181	(30,017)
Purchase of treasury stock	(215)	(594)
Net cash provided by financing activities	59,005	98,464
Net (decrease) increase in cash and cash equivalents	(19,076)	36,984
Cash and cash equivalents at beginning of year	47,689	10,705
Cash and cash equivalents at end of year	$28,613	$47,689
Supplemental disclosures:
Interest paid	$5,326	$3,725
Income taxes paid	3,638	6,667
Loan transferred to other real estate owned	1,624	—
Loan transferred to other assets	1,352	—
Transfer from assets held-for-sale to premises and equipment	3,433	—
Transfer from premises and equipment to assets held-for-sale	—	3,219
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Nature of Operations
Provident Bancorp, Inc. (the “Company”) is a Massachusetts-chartered corporation organized for the purpose of owning all of the outstanding capital stock of The Provident Bank (the “Bank”). Provident Bancorp, the Company’s mutual holding company (the “MHC”), owns approximately 52.3% of the Company’s stock.
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
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from banks, and short-term investments comprised of interest-bearing demand deposits with other banks and federal funds sold.
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
•
Held-to-maturity securities, if any, are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or as a separate component of shareholders’ equity.

Notes to Consolidated Financial Statements

•
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) as a separate component of shareholders’ equity until realized.

•
Trading securities, if any, are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

The Company evaluates securities within the Company’s available for sale portfolio for other-than-temporary impairment (“OTTI”), at least quarterly. If the fair value of a debt security is below the amortized cost basis of the security, OTTI is required to be recognized if any of the following are met: (1) the Company intends to sell the security; (2) it is “more likely than not” that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes.
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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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
The allocated component relates to loans that are classified as impaired. Impairment is measured on a loan-by-loan basis for commercial, commercial real estate and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
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
Assets Held-for-Sale
Assets held-for-sale represented a commercial property being held for sale to a real estate developer. Assets designated as held for sale were held at the lower of carrying amount at designation or fair value less costs to sell. Depreciation is not charged against assets classified as held for sale. In 2018, the Company decided to retain this property for use and reclassified the property to premises and equipment.
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
Other Real Estate Owned and Repossessed Assets
Assets acquired through, or in lieu of, loan foreclosure or repossession are held for sale and are initially recorded at the lower of the investment in the loan or fair value less estimated costs to sell at the date of foreclosure or repossession, establishing a new cost basis. Subsequently, valuations are periodically

Notes to Consolidated Financial Statements

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
Earnings per Share
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
Employee Stock Ownership Plan
Compensation expense for The Provident Bank Employee Stock Ownership Plan (the “ESOP”) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of shareholders’ equity on the consolidated balance sheets. The difference between the average fair value and the cost of the shares by the ESOP is recorded as an adjustment to additional paid-in-capital.
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

Notes to Consolidated Financial Statements

Investments:   Fair values for investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or pricing models. See footnote 15 for further details.
Loans receivable:   For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. In connection with the adoption of ASU 2016-01 on January 1, 2018, the Company refined its methodology to estimate the fair value of the loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions.
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
Borrowings:   Fair values of Federal Reserve Bank (“FRB”) Discount Window and Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
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
This ASU was effective for the Company on January 1, 2018. Because the ASU does not apply to revenue associated with leases and financial instruments (including loans and securities), the Company concluded that the new guidance did not impact the elements of its consolidated statements of income most

Notes to Consolidated Financial Statements

closely associated with leases and financial instruments (such as interest income, interest expense and securities gains). The Company completed its identification of all revenue streams included in its financial statements and has identified its deposit-related fees, service charges, debit and prepaid card interchange income and other fee income to be within the scope of the standard. The Company has also completed its review of the related contracts. The Company’s overall assessment indicates that adoption of this ASU did not materially change its current method and timing of recognizing revenue for the identified revenue streams and therefore, the adoption of this ASU as of January 1, 2018, did not have a significant impact to the Company’s financial condition, results of operations and consolidated financial statements.
ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): “Recognition and Measurement of Financial Assets and Financial Liabilities.”   The ASU has been issued to improve the recognition and measurement of financial instruments by requiring 1) equity investments (except those accounted for under the equity method of accounting, those without readily determinable fair values, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; 3) the use of the exit price notion when measuring fair value of financial instruments for disclosure purposes; and 4) separate presentation by the reporting organization in other comprehensive income for the portion of the total change in the fair value of a liability resulting from the change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The standard was effective for the Company on January 1, 2018. The Company evaluated the impact of this pronouncement and divested its entire marketable equity securities portfolio in 2017. The Company’s investment in Federal Home Loan Bank Stock is not included in the scope of this pronouncement. Upon adoption, the fair value of the Company’s loan portfolio is now presented using an exit price method. Also, the Company is no longer required to disclose the methodologies used for estimating fair value of financial assets and liabilities that are not measured at fair value on a recurring or nonrecurring basis. The remaining requirements of this update did not have a material impact on the Company’s consolidated financial statements.
ASU 2016-02, Leases (Topic 842).   The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance is effective for the Company on January 1, 2019, with early adoption permitted. In July 2018, the FASB issued 2018-11, which allows a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented or as a cumulative effect adjustment as of the date of adoption. The Company’s assets and liabilities will increase based on the present value of the remaining lease payments in place the adoption date; however, this is not expected to be material to the Company’s results of operations or financial position. The Company adopted ASU 2016-02 on January 1, 2019 as a cumulative effect adjustment as of that date, and there was no material impact on the Company’s consolidated financial statements.
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
ASU No. 2016-15, Statement of Cash Flows (Topic 230): “Classification of Certain Cash Receipts and Cash Payments.”   This ASU changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The

Notes to Consolidated Financial Statements

amendments address the classification of the following eight items in the statement of cash flows: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the Predominance Principle. The amendments in this update were effective for the Company on January 1, 2018. As the guidance only affects the classification within the statement of cash flows, the adoption of this guidance did not have an impact on the Company’s financial statements.
ASU No. 2017-08, Receivables — Nonrefundable Fees and Other Costs (subtopic 310-20): “Premium Amortization on Purchased Callable Debt Securities.”   This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments are effective for the Company on January 1, 2019. The Company adopted this guidance on January 1, 2019 and there was no impact on the Company’s financial statements.
ASU No. 2018-13, Fair Value Measurement (Topic 820): “Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.”   This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU will be effective for the Company on January 1, 2020. As the guidance only revises disclosure requirements, the adoption of this guidance is not expected to have a material impact on the Company’s financial statements.
Note 3 — Investments Securities Available-for-Sale
The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at December 31, 2018 and 2017:
(In thousands)	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
State and municipal	$20,118	$272	$135	$20,255
Asset-backed securities	6,512	—	141	6,371
Government mortgage-backed securities	25,135	138	496	24,777
Total available-for-sale securities	$51,765	$410	$772	$51,403
December 31, 2017
State and municipal	$20,726	$745	$17	$21,454
Asset-backed securities	7,524	30	37	7,517
Government mortgage-backed securities	32,421	317	280	32,458
Total available-for-sale securities	$60,671	$1,092	$334	$61,429

Notes to Consolidated Financial Statements

The scheduled maturities of debt securities were as follows at December 31, 2018. Actual maturities of mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be repaid without any penalties. Because mortgage-backed securities are not due at a single maturity date, they are not included in the maturity categories in the following maturity summary.
	Available-for-Sale
(In thousands)	Amortized Cost	Fair Value
Due within one year	$95	$95
Due after one year through five years	604	608
Due after five years through ten years	2,120	2,169
Due after ten years	17,299	17,383
Government mortgage-backed securities	25,135	24,777
Asset-backed securities	6,512	6,371
	$51,765	$51,403

There were no realized gains or losses on sales and calls during the year ended December 31, 2018. During the year ended December 31, 2017, gross realized gains on sales and calls were $6.4 million, and gross losses realized were $505,000.
There were no securities of issuers whose aggregate carrying amount exceeded 10% of equity at December 31, 2018.
Securities with carrying amounts of  $31.1 million and $39.8 million were pledged to secure available borrowings with the Federal Reserve Bank and Federal Home Loan Bank at December 31, 2018 and 2017, respectively.
The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized-loss position for less than twelve months and for twelve months or more, and are temporarily impaired, are as follows at December 31, 2018 and 2017:
	Less than 12 Months		12 Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2018
Temporarily impaired securities:
State and municipal	$6,137	$115	$597	$20	$6,734	$135
Asset-backed securities	3,833	98	2,538	43	6,371	141
Government mortgage-backed securities	2,864	32	14,152	464	17,016	496
Total temporarily impaired securities	$12,834	$245	$17,287	$527	$30,121	$772
December 31, 2017
Temporarily impaired securities:
State and municipal	$—	$—	$611	$17	$611	$17
Asset-backed securities	1,745	13	1,335	24	3,080	37
Government mortgage-backed securities	5,231	20	13,584	260	18,815	280
Total temporarily impaired securities	$6,976	$33	$15,530	$301	$22,506	$334

Government mortgage-backed securities, state and municipal securities and asset-backed securities:    Because the decline in fair value of the government mortgage-backed securities, asset-backed securities and state and municipal securities is primarily attributable to changes in market interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Notes to Consolidated Financial Statements

Note 4 — Loans
Loans consisted of the following at December 31, 2018 and 2017:
(In thousands)	2018	2017
Commercial real estate	$364,867	$371,510
Commercial	361,782	240,223
Residential real estate	57,361	67,724
Construction and land development	44,606	55,828
Consumer	19,815	17,455
	848,431	752,740
Allowance for loan losses	(11,680)	(9,757)
Deferred loan fees, net	(1,223)	(845)
Net loans	$835,528	$742,138

The following tables set forth information regarding the allowance for loans and impaired loans by portfolio segment as of and for the years ended December 31, 2018 and 2017:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Beginning balance	$4,483	$3,280	$300	$965	$649	$80	$9,757
Charge-offs	(670)	(190)	—	—	(699)	—	(1,559)
Recoveries	—	87	2	—	64	—	153
Provision (credit)	339	2,565	(51)	(227)	696	7	3,329
Ending balance	$4,152	$5,742	$251	$738	$710	$87	$11,680
Ending balance:
Individually evaluated for impairment	$62	$1,039	$—	$—	$—	$—	$1,101
Ending balance:
Collectively evaluated for impairment	4,090	4,703	251	738	710	87	10,579
Total allowance for loan losses ending balance	$4,152	$5,742	$251	$738	$710	$87	$11,680
Loans:
Ending balance:
Individually evaluated for impairment	$1,853	$5,291	$388	$—	$—		$7,532
Ending balance:
Collectively evaluated for impairment	363,014	356,491	56,973	44,606	19,815		840,899
Total loans ending balance	$364,867	$361,782	$57,361	$44,606	$19,815		$848,431

Notes to Consolidated Financial Statements

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2017
Allowance for loan losses:
Beginning balance	$4,503	$2,513	$328	$882	$279	$85	$8,590
Charge-offs	(1,522)	(107)	—	—	(190)	—	(1,819)
Recoveries	—	45	—	—	12	—	57
Provision (credit)	1,502	829	(28)	83	548	(5)	2,929
Ending balance	$4,483	$3,280	$300	$965	$649	$80	$9,757
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance:
Collectively evaluated for impairment	4,483	3,280	300	965	649	80	9,757
Total allowance for loan losses ending balance	$4,483	$3,280	$300	$965	$649	$80	$9,757
Loans:
Ending balance:
Individually evaluated for impairment	$8,623	$3,202	$404	$—	$—		$12,229
Ending balance:
Collectively evaluated for impairment	362,887	237,021	67,320	55,828	17,455		740,511
Total loans ending balance	$371,510	$240,223	$67,724	$55,828	$17,455		$752,740

At December 31, 2018 and 2017, loans with an aggregate principal balance of  $393.8 million and $357.1 million, respectively, were pledged to secure possible borrowings from the Federal Reserve Bank.
Certain directors and executive officers of the Company and companies in which they have significant ownership interests were customers of the Bank during 2018. The following is a summary of the loans to such persons and their companies at December 31, 2018 and 2017:
(In thousands)
Balance beginning January 1, 2017	$7,739
Effect of changes in composition of related parties	(85)
Advances	18,809
Principal payments	(4,190)
Ending balance, December 31, 2017	$22,273
Balance beginning January 1, 2018	$22,273
Effect of changes in composition of related parties	(339)
Advances	11
Principal payments	(9,988)
Ending balance, December 31, 2018	$11,957

Notes to Consolidated Financial Statements

The following tables set forth information regarding non-accrual loans and past-due loans by portfolio segment at December 31, 2018 and 2017:
(In thousands)	30 – 59 Days	60 – 89 Days	90 Days or More Past Due	Total Past Due	Total Current	Total Loans	90 Days or More Past Due and Accruing	Nonaccrual Loans
December 31, 2018
Commercial real estate	$742	$—	$519	$1,261	$363,606	$364,867	$—	$519
Commercial	40	—	3,167	3,207	358,575	361,782	—	4,830
Residential real estate	321	223	30	574	56,787	57,361	—	850
Construction and land development	—	—	—	—	44,606	44,606	—	—
Consumer	62	46	59	167	19,648	19,815	—	62
Total	$1,165	$269	$3,775	$5,209	$843,222	$848,431	$—	$6,261
December 31, 2017
Commercial real estate	$—	$3,669	$—	$3,669	$367,841	$371,510	$—	$7,102
Commercial	12	—	—	12	240,211	240,223	—	1,505
Residential real estate	699	178	81	958	66,766	67,724	—	364
Construction and land development	—	—	—	—	55,828	55,828	—	—
Consumer	63	45	60	168	17,287	17,455	—	62
Total	$774	$3,892	$141	$4,807	$747,933	$752,740	$—	$9,033

Notes to Consolidated Financial Statements

Information about the Company’s impaired loans by portfolio segment was as follows at December 31, 2018 and 2017:
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2018
With no related allowance recorded:
Commercial real estate	$1,334	$1,334	$—	$5,614	$69
Commercial	4,050	4,110	—	4,894	38
Residential real estate	388	388	—	396	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$5,772	$5,832	$—	$10,904	$127
With an allowance recorded:
Commercial real estate	$519	$519	$62	$519	$—
Commercial	1,241	1,267	1,039	1,695	52
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$1,760	$1,786	$1,101	$2,214	$52
Total
Commercial real estate	$1,853	$1,853	$62	$6,133	$69
Commercial	5,291	5,377	1,039	6,589	90
Residential real estate	388	388	—	396	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$7,532	$7,618	$1,101	$13,118	$179
December 31, 2017
With no related allowance recorded:
Commercial real estate	$8,623	$10,139	$—	$4,562	$70
Commercial	3,202	3,202	—	2,054	123
Residential real estate	404	404	—	412	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with no related allowance	$12,229	$13,745	$—	$7,028	$213
With an allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired with an allowance recorded	$—	$—	$—	$—	$—
Total
Commercial real estate	$8,623	$10,139	$—	$4,562	$70
Commercial	3,202	3,202	—	2,054	123
Residential real estate	404	404	—	412	20
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans	$12,229	$13,745	$—	$7,028	$213

Notes to Consolidated Financial Statements

There were no troubled debt restructurings entered into during the year ended December 31, 2018.
The following summarizes troubled debt restructurings entered into during the year ended December 31, 2017:
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Year-Ended December 31, 2017
Troubled debt restructurings:
Commercial	1	$249	$249
	1	$249	$249

In 2017, we approved one troubled debt restructure totaling $249,000, with no specific reserve required based on an analysis of the borrower’s collateral coverage. The term of this commercial loan was extended to a three-year term.
The loan modified as troubled debt restructuring during 2017 did not default during the one-year period after modification.
At December 31, 2018 and 2017, there were no commitments to lend additional funds to borrowers whose loans were modified in troubled debt restructurings.
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

Notes to Consolidated Financial Statements

The following tables present the Company’s loans by risk rating and portfolio segment at December 31, 2018 and 2017:
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total
December 31, 2018
Grade:
Pass	$356,415	$339,079	$—	$44,606	$—	$740,100
Special mention	6,531	11,339	—	—	—	17,870
Substandard	1,921	10,447	571	—	—	12,939
Doubtful	—	917	—	—	—	917
Not formally rated	—	—	56,790	—	19,815	76,605
Total	$364,867	$361,782	$57,361	$44,606	$19,815	$848,431
December 31, 2017
Grade:
Pass	$355,623	$224,190	$—	$55,828	$—	$635,641
Special mention	6,852	9,155	—	—	—	16,007
Substandard	9,035	6,878	679	—	—	16,592
Not formally rated	—	—	67,045	—	17,455	84,500
Total	$371,510	$240,223	$67,724	$55,828	$17,455	$752,740

In 2017, the Bank had sold mortgage loans with servicing rights retained. The fair value of those servicing rights under GAAP was not material and was not recognized in the 2017 consolidated financial statements. In 2018, the Bank sold the servicing portfolio totaling $294,000.
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $18.8 million and $15.6 million at December 31, 2018 and 2017, respectively.
Note 5 — Premises and Equipment
The following is a summary of premises and equipment at December 31, 2018 and 2017:
(In thousands)	2018	2017
Land	$2,424	$2,424
Buildings and leasehold improvements	9,241	9,241
Furniture and equipment	4,520	4,649
Leasehold improvements	4,234	4,241
Construction in progress	5,748	—
	26,167	20,555
Accumulated depreciation and amortization	(10,081)	(9,574)
Premises and equipment, net	$16,086	$10,981

Depreciation and amortization expense was $721,000 and $811,000 for the years ended December 31, 2018 and 2017, respectively.

Notes to Consolidated Financial Statements

Note 6 — Deposits
The following is a summary of deposit balances by type at December 31, 2018 and 2017:
(In thousands)	2018	2017
NOW and demand	$332,064	$309,514
Regular savings	109,322	112,610
Money market deposits	229,314	225,735
Total non-certificate accounts	670,700	647,859
Certificate accounts of $250,000 or more	14,164	5,061
Certificate accounts less than $250,000	83,232	97,137
Total certificate accounts	97,396	102,198
Total deposits	$768,096	$750,057

At December 31, 2018 and 2017, the aggregate amount of brokered certificates of deposit was $55.8 million and $62.3 million respectively. Brokered certificates of deposit are not included in the totals for time deposits in denominations over $250,000 listed above.
At December 31, 2018 and 2017, the scheduled maturities for certificate accounts for each of the following five years are as follows:
(In thousands)	2018	2017
2018	$—	$81,791
2019	55,061	16,105
2020	32,089	3,052
2021	8,938	410
2022	794	840
2023	514	—
Total	$97,396	$102,198

Deposits from related parties held by the Company at December 31, 2018 and 2017 amounted to $7.4 million and $16.0 million, respectively.
Note 7 — Borrowings
Advances consist of funds borrowed from the FHLB and the FRB borrower-in-custody (“BIC”) program. Maturities of advances from the FHLB and FRB for years ending after December 31, 2018 and 2017 are summarized as follows:
(In thousands)	2018	2017
2018	$—	$12,000
2019	43,071	4,936
2020	11,451	6,405
2021	5,000	—
2023	8,500	—
Thereafter	—	3,500
Total	$68,022	$26,841

Borrowings from the FRB BIC program are secured by a Uniform Commercial Code (“UCC”) financing statement on qualified collateral, consisting of certain commercial loans and qualified mortgage-backed government securities. At December 31, 2018, FRB borrowings consisted of overnight borrowings totaling $8.1 million and had an interest rate of 3.00%.

Notes to Consolidated Financial Statements

Borrowings from the FHLB, which aggregated $59,922 and $26,841 at December 31, 2018 and 2017, respectively, are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial loans and qualified mortgage-backed government securities. At December 31, 2018, the interest rates on FHLB advances ranged from 1.53% to 3.01%, and the weighted average interest rate on FHLB advances was 2.52%.
The Bank modified $5.0 million and $3.5 million of its FHLB borrowings and extended the maturity in May of 2017 and August of 2015, respectively. The Bank incurred a prepayment penalty of  $87,000 and $233,000 in May of 2017 and August of 2015, respectively. In accordance with ASC 470, the prepayment penalties are being amortized over the life of the newly modified borrowings.
Note 8 — Income Taxes
The components of income tax expense are as follows for the years ended December 31, 2018 and 2017:
(In thousands)	2018	2017
Current tax expense (benefit):
Federal	$3,214	$5,044
State	1,278	1,079
Net operating loss carryforward	(14)	(14)
	4,478	6,109
Deferred tax expense (benefit):
Federal	(926)	1,523
State	(315)	(214)
	(1,241)	1,309
Income tax expense	$3,237	$7,418

The following is a summary of the differences between the statutory federal income tax rate and the effective tax rates for the years ended December 31, 2018 and 2017:
	2018	2017
Federal income tax at statutory rate	21.0%	34.0%
Increase (decrease) in tax resulting from:
State tax, net of federal tax benefit	5.7	4.6
Tax exempt income and dividends received deduction	(1.0)	(3.3)
Change in enacted federal tax rate	—	13.4
Other	0.1	(0.3)
Effective tax rate	25.8%	48.4%

On December 22, 2017, the U.S. government approved a reduction in the federal statutory income tax rate from a maximum rate of 35% to 21%, effective in 2018. For the purposes of calculating deferred taxes, GAAP requires deferred taxes to be measured at the enacted tax rate at the balance sheet date, which was 21% at December 31, 2017. The impact of the rate reduction to the Company was a decrease in the Bank’s net deferred tax asset by $2.0 million, which is reflected in the Company’s tax provision for the year ended December 31, 2017.
This adjustment to deferred taxes included $97,000 related to unrealized gains and losses associated with the Company’s investment securities. Because these unrealized gains and losses were initially recorded as items of accumulated other comprehensive income in the Company’s capital accounts, the adjustment to deferred taxes resulted in a disproportionate tax effect of  $97,000 that became stranded in accumulated other comprehensive income. In February of 2018, the FASB issued ASU No. 2018-02, “Income

Notes to Consolidated Financial Statements

Statement-Reporting Comprehensive income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permitted entities to reclassify retained earnings to accumulated other comprehensive income to eliminate the amount stranded in accumulated other comprehensive income, and the FASB allowed entities to adopt this guidance in 2017. The Company elected to adopt this new guidance early, and reclassified $97,000 from retained earnings to accumulated other comprehensive income as of December 31, 2017.
The following is a summary of the Company’s gross deferred tax assets and gross deferred tax liabilities at December 31, 2018 and 2017:
(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,251	$2,743
Depreciation	160	41
Net operating loss carryforward	16	25
Employee benefit plans and share-based compensation plans	2,498	1,979
Deferred loan fees, net	339	238
Reserve for unfunded commitments	31	39
Net unrealized loss on securities	107	—
Other	109	140
Gross deferred tax assets	6,511	5,205
Deferred tax liabilities:
Prepaid expenses	(45)	(64)
FHLB restructure fees	(29)	(52)
Net unrealized holding gain on securities	—	(169)
Gross deferred tax liabilities	(74)	(285)
Net deferred tax asset	$6,437	$4,920

At December 31, 2018, the Company had federal net operating loss carryovers of  $76,000. The carryovers were transferred to the Company upon the merger with Amesbury Cooperative Bank during the year ended December 31, 2001. The losses will expire in 2020 and are subject to certain annual limitations which amount to $42,000 per year.
The Company reduces the deferred tax asset by a valuation allowance if, based on the weight of the available evidence, it is not “more likely than not” that some portion or all of the deferred tax assets will be realized. The Company assesses the realizability of its deferred tax assets by assessing the likelihood of the Company generating federal and state income tax, as applicable, in future periods in amounts sufficient to offset the deferred tax charges in the periods they are expected to reverse. Based on this assessment, management concluded that a valuation allowance was not required as of December 31, 2018 and 2017.
It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2018 and 2017, there was no material uncertain tax positions related to federal and state income tax matters. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2015 through December 31, 2017.

Notes to Consolidated Financial Statements

Note 9 — Employee Benefits & Share-Based Compensation Plans
401(k) Plan
The Company sponsors a 401(k) plan. All employees are eligible to join the 401(k) plan. However, participants in the 401(k) plan must complete one year of service to be eligible for safe harbor contributions and employer discretionary contributions. A Safe Harbor Plan was adopted by the Company effective January 1, 2007. Under the Safe Harbor Plan, the Company matches 100% of employee contributions up to 6% of compensation. In addition, the Company may make a discretionary contribution to the 401(k) plan determined on an annual basis. Employees may contribute up to 75% of their salary subject to certain limits based on federal tax laws. The expense recognized under the 401(k) plan was $494,000 and $440,000 for the years ended December 31, 2018 and 2017, respectively.
Supplemental Executive Retirement Plans
The Company has Supplemental Executive Retirement Agreements with certain executive officers. These agreements are designed to supplement the benefits available through the Company’s retirement plan. The liability for the retirement benefits amounted to $6.8 million and $5.6 million at December 31, 2018 and 2017, respectively, and is included in other liabilities. The expense recognized for these benefits was $1.1 million and $1.2 million for the years ended December 31, 2018 and 2017, respectively.
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
The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 357,152 shares of the Company’s stock at a price of  $10.00 per share. The loan obtained by the ESOP from the Company’s subsidiary to purchase Company stock is payable annually over 15 years at a rate per annum equal to the prime rate (5.50% at December 31, 2018). Loan payments are principally funded by cash contributions from the Company.
Shares held by the ESOP include the following:
	December 31, 2018	December 31, 2017
Allocated	71,430	47,620
Committed to be allocated	23,810	23,810
Unallocated	261,912	285,722
Total	357,152	357,152

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

The fair value of options granted in 2018 and 2017 is based on the following assumptions:
	2018	2017
Vesting period (years)	5	5
Expiration date (years)	10	10
Expected volatility	21.23%	21.53%
Expected life (years)	7.5	7.5
Expected dividend yield	0.00%	0.00%
Risk free interest rate	2.97%	2.25%
Fair value per option	$8.71	$7.05
A summary of the status of the Company’s stock option grants for the year ended December 31, 2018, is presented in the table below:
	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	396,443	$17.61
Granted	12,170	27.20
Forfeited	(9,740)	17.40
Exercised	(2,435)	17.40
Outstanding at December 31, 2018	396,438	$17.89	8.00	$1,503,000
Outstanding and expected to vest at December 31, 2018	396,438	$17.89	8.00	$1,503,000
Vested and Exercisable at December 31, 2018	151,272	$17.50	7.90	$632,000
Unrecognized compensation cost	$1,233,000
Weighted average remaining recognition period (years)	3.01

Total expense for the stock options was $404,000 and $388,000 for the years ended December 31, 2018 and 2017, respectively.
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

Notes to Consolidated Financial Statements

The following table presents the activity in unvested restricted stock awards under the Equity Plan for the year ended December 31, 2018:
	Number of Shares	Weighted Average Grant Price
Unvested restricted stock awards at January 1, 2018	127,852	$17.59
Granted	4,862	27.20
Forfeited	(3,896)	17.40
Vested	(30,745)	17.59
Unvested restricted stock awards at Decemer 31, 2018	98,073	$18.13
Unrecognized compensation cost	$1,724,000
Weighted average remaining recognition period (years)	3.01

Total expense for the restricted stock awards was $524,000 and $538,000 for the years ended December 31, 2018 and 2017, respectively.
Note 10 — Earnings Per Share
Earnings per share consisted of the following components for the year ended December 31, 2018 and 2017.
(Dollars in thousands)	2018	2017
Net income attributable to common shareholders	$9,325	$7,915
Average number of common shares outstanding	9,659,357	9,652,448
Less:
average unallocated ESOP shares	(283,337)	(298,680)
average unvested restricted stock	(106,033)	(136,986)
average treasury stock acquired	(29,901)	(17,508)
Average number of common shares outstanding to calculate basic earnings per common share	9,240,086	9,199,274
Effect of dilutive unvested restricted stock and stock option awards	66,230	613
Average number of common shares outstanding to calculate diluted earnings per common share	9,306,316	9,199,887
Earnings per common share:
Basic	$1.01	$0.86
Diluted	$1.00	$0.86
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

Notes to Consolidated Financial Statements

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the FDIC, which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a minimum Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a total risk based capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater. In addition, the regulations establish a capital conservation buffer above the required capital ratios that started phasing in on January 1, 2016 at 0.625% of risk-weighted assets and increases each year by 0.625% until it is fully phased in at 2.5% effective January 1, 2019. At December 31, 2018, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer. Failure to maintain the capital conservation buffer could limit the ability of the Bank and the Company to pay dividends, repurchase shares or pay discretionary bonuses.
As of December 31, 2018 and 2017, the Bank met the conditions to be classified as well capitalized under the regulatory framework for prompt corrective action.
The Bank’s actual capital amounts and ratios at December 31, 2018 and 2017 are summarized as follows:
	Actual Capital		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2018
Total Capital (to Risk Weighted Assets)	$128,939	14.55%	$70,891	≥	8.0%	$88,614	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	117,855	13.30	53,168	≥	6.0	70,891	≥	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	117,855	13.30	39,876	≥	4.5	57,599	≥	6.5
Tier 1 Capital (to Average Assets)	117,855	12.69	37,157	≥	4.0	46,446	≥	5.0
December 31, 2017
Total Capital (to Risk Weighted Assets)	$116,869	14.96%	$62,514	≥	8.0%	$78,142	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	107,112	13.71	46,885	≥	6.0	62,514	≥	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	107,112	13.71	35,164	≥	4.5	50,792	≥	6.5
Tier 1 Capital (to Average Assets)	107,112	11.80	36,299	≥	4.0	45,374	≥	5.0
Liquidation Account
Upon the completion of the Company’s stock offering in 2015, a special “liquidation account” was established for the benefit of certain depositors of the Bank in an amount equal to the percentage ownership interest in the equity of the Company to be held by persons other than the MHC as of the date of the latest balance sheet contained in the prospectus. The Company is not permitted to pay dividends on its capital stock if the Company’s shareholders’ equity would be reduced below the amount of the liquidation account. The liquidation account is reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.

Notes to Consolidated Financial Statements

Note 12 — Commitments and Contingent Liabilities
At December 31, 2018, the Company was obligated under non-cancelable operating leases for bank premises and equipment.
The total minimum rental due in future periods under these existing agreements is as follows at December 31, 2018:
(In thousands)
2019	$285
2020	244
2021	252
2022	252
2023	252
Years thereafter	1,908
Total minimum lease payments	$3,193

The total rental expense amounted to $460,000 and $349,000 for the years ended December 31, 2018 and 2017, respectively.
Litigation
In April 2018, the Bank conducted a foreclosure sale of certain real and personal property which secured four non-accruing loans originally made by the Bank. The aggregate outstanding principal balance of these loans was approximately $7.5 million, of which (a) approximately $4.9 million was due and owing to the Bank and (b) approximately $2.6 million was due and owing to another financial institution who purchased participation interests in certain of these loans (the “Participant”). The Bank received approximately $8.3 in proceeds from this foreclosure sale. The U.S. Small Business Administration (“SBA”), which also made a secured loan to the same obligors, has since disputed the Bank’s retention of, and claimed priority to, a portion of the proceeds generated from this foreclosure sale, alleging a breach of contract and seeking monetary damages in the approximate amount of  $2.0 million. The Bank has partially denied liability, and in addition to its defenses, has asserted a counterclaim against the SBA and its assignee, Granite State Economic Development Corporation, seeking equitable reformation of the contract at issue on the basis of a mutual mistake of fact. On March 5, 2019, the Bank participated in a mediation of this matter. Pending the outcome of this lawsuit and this mediation, the Bank has segregated into a separate deposit account the entire amount in dispute, consisting of  $1.4 million that would be retained by the Bank, and $543,000 that would be provided to the participating institution. Management does not believe that the ultimate resolution of this matter will have a significant impact on the Bank’s financial condition or results of operations.
From time to time, the Company is involved in litigation incidental to its business. The Company does not believe that the ultimate resolution of these legal matters will have a significant impact on the Company’s financial condition and results of operations.
Note 13 — Financial Instruments with Off-Balance Sheet Risk
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

Notes to Consolidated Financial Statements

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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2018 and 2017, the maximum potential amount of the Company’s obligation was $1.5 million and $2.0 million, respectively, for financial and standby letters of credit. The Company’s outstanding letters of credit generally have a term of less than one year. If a letter of credit is drawn upon, the Company may seek recourse through the customer’s underlying line of credit. If the customer’s line of credit is also in default, the Company may take possession of the collateral, if any, securing the line of credit.
Notional amounts of financial instruments with off-balance sheet credit risk are as follows at December 31, 2018 and 2017:
(In thousands)	2018	2017
Commitments to originate loans	$42,625	$18,641
Letters of credit	1,546	2,004
Unadvanced portions of loans	196,104	166,314
	$240,275	$186,959

Note 14 — Significant Group Concentrations of Credit Risk
Most of the Company’s business activity is with customers located within northeast Massachusetts and southeast New Hampshire.. There are no concentrations of credit to borrowers that have similar economic characteristics. The majority of the Company’s loan portfolio is comprised of loans collateralized by real estate located in northeast Massachusetts and southeast New Hampshire..
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

Notes to Consolidated Financial Statements

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
Fair Values of Assets Measured on a Recurring Basis
The Company’s investments in U.S. Government and federal agency, state and municipal, asset-backed and government mortgage-backed securities available-for-sale are generally classified within Level 2 of the fair value hierarchy. For these investments, we obtain fair value measurements from independent pricing services. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, trading levels, market consensus prepayment speeds, credit information and the instrument’s terms and conditions.
The following summarizes assets measured at fair value on a recurring basis at December 31, 2018 and 2017:
	Fair Value Measurements at Reporting Date Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2018
State and municipal	$20,255	$—	$20,255	$—
Asset-backed securities	6,371	—	6,371	—
Mortgage-backed securities	24,777	—	24,777	—
Totals	$51,403	$—	$51,403	$—
December 31, 2017
State and municipal	$21,454	$—	$21,454	$—
Asset-backed securities	7,517	—	7,517	—
Government mortgage-backed securities	32,458	—	32,458	—
Totals	$61,429	$—	$61,429	$—

The Company did not have any transfers of assets measured at fair value on a recurring basis between Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

Notes to Consolidated Financial Statements

Fair Values of Assets Measured on a Nonrecurring Basis
The Company’s only assets measured at fair value on a nonrecurring basis are loans identified as impaired for which a write-off or specific reserve has been recorded, and other real estate owned.
Certain impaired loans of the Company are reported at the fair value of the underlying collateral, less estimated selling costs. The Company classifies impaired loans as Level 3 in the fair value hierarchy. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party, but can be adjusted and therefore classified as level 3. The Company classifies other real estate owned as Level 2 in the fair value hierarchy if the Company has received a purchase and sales agreement.
The following summarizes assets measured at fair value on a nonrecurring basis at December 31, 2018 and 2017:
	Fair Value Measurements at Reporting Date Using:
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
December 31, 2018
Impaired loans	$659	$—	$—	$659
Other real estate owned	1,676	—	1,676	—
December 31, 2017
Impaired loans	$3,670	$—	$—	$3,670
The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at December 31, 2018 and 2017:
(In thousands)	Fair Value	Valuation Technique	Unobservable Input
December 31, 2018
Impaired loans	$659	Real estate appraisals and business valuation	Discount for dated appraisals and comparable company evaluations
December 31, 2017
Impaired loans	$3,670	Real estate appraisals	Discount for dated appraisals

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
The carrying amounts and estimated fair values of the Company’s financial instruments, all of which are held or issued for purposes other than trading, are as follows at December 31, 2018 and 2017:
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
December 31, 2018
Financial assets:
Cash and cash equivalents	$28,613	$28,613	$—	$—	$28,613
Available-for-sale securities	51,403	—	51,403	—	51,403
Federal Home Loan Bank of Boston stock	2,650	2,650	—	—	2,650
Loans, net	835,528	—	—	827,090	827,090
Accrued interest receivable	2,638	—	2,638	—	2,638
Financial liabilities:
Deposits	768,096	—	—	768,010	768,010
Borrowings	68,022	—	67,846	—	67,846
December 31, 2017
Financial assets:
Cash and cash equivalents	$47,689	$47,689	$—	$—	$47,689
Available-for-sale securities	61,429	—	61,429	—	61,429
Federal Home Loan Bank of Boston stock	1,854	1,854	—	—	1,854
Loans, net	742,138	—	—	745,637	745,637
Accrued interest receivable	2,345	—	2,345	—	2,345
Financial liabilities:
Deposits	750,057	—	—	749,898	749,898
Borrowings	26,841	—	26,655	—	26,655
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

Notes to Consolidated Financial Statements

Note 18 — Condensed Financial Statements of Parent Only
Financial information pertaining only to Provident Bancorp, Inc. is as follows:
Provident Bancorp, Inc. — Parent Only Balance Sheet
(In thousands)	2018	2017
Assets
Cash and due from banks	$5,249	$5,224
Investment in common stock of The Provident Bank	117,615	107,629
Other assets	2,755	2,946
Total assets	$125,619	$115,799
Liabilities and Shareholders’ Equity
Accrued expenses	$35	$22
Shareholders’ equity	125,584	115,777
Total liabilities and shareholders’ equity	$125,619	$115,799

Provident Bancorp, Inc. — Parent Only Income Statement
	Years Ended December 31,
(In thousands)	2018	2017
Total income	$140	$120
Operating expenses	90	88
Income before income taxes and equity in undistributed net income of The Provident Bank	50	32
Applicable income tax provision	14	13
Income before equity in income of subsidiaries	36	19
Equity in undistributed net income of The Provident Bank	9,289	7,896
Net income	$9,325	$7,915

Provident Bancorp, Inc. — Parent Only Statement of Cash Flows
	Twelve Months Ended December 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$9,325	$7,915
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,289)	(7,896)
Decrease in other assets	191	191
Increase (decrease) in other liabilities	13	(51)
Net cash provided by operating activities	240	159
Cash flows from financing activities:
Purchase of treasury stock	(215)	(594)
Net cash used in financing activities	(215)	(594)
Net increase (decrease) in cash and cash equivalents	25	(435)
Cash and cash equivalents at beginning of year	5,224	5,659
Cash and cash equivalents at end of year	$5,249	$5,224

Notes to Consolidated Financial Statements

Note 19 — Selected Quarterly Financial Data (unaudited)
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(In thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Interest and dividend income	$9,753	$8,112	$10,377	$8,816	$10,833	$9,239	$11,377	$9,615
Interest expense	1,034	781	1,213	879	1,429	1,005	1,537	1,062
Net interest and dividend income	8,719	7,331	9,164	7,937	9,404	8,234	9,840	8,553
Provision for loan losses	656	563	638	892	1,421	1,012	614	462
Gain on sale of securities, net	—	482	—	58	—	1,851	—	3,521
Other income	1,013	1,020	1,118	1,012	1,059	1,046	988	966
Total noninterest income	1,013	1,502	1,118	1,070	1,059	2,897	988	4,487
Total noninterest expense	6,376	5,621	6,411	5,875	6,223	5,914	6,404	6,339
Income tax expense	678	847	843	639	741	1,434	975	4,498
Net income	$2,022	$1,802	$2,390	$1,601	$2,078	$2,771	$2,835	$1,741
Income per share:
Basic	$0.22	$0.16	$0.26	$0.15	$0.22	$0.19	$0.31	$0.19
Diluted	$0.22	$0.16	$0.26	$0.15	$0.22	$0.19	$0.30	$0.19
Weighted Average Shares:
Basic	9,219,865	9,192,568	9,233,745	9,193,836	9,247,367	9,201,634	9,258,858	9,208,854
Diluted	9,225,003	9,192,568	9,302,425	9,198,286	9,355,410	9,213,056	9,339,431	9,257,702