Form 10-Q
period 2019-03-31
Provident Bancorp, Inc.
filed 2019-05-10
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 1, 2019, there were 9,625,719 shares of the Registrant’s common stock, no par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, no par value	PVBC	The NASDAQ Stock Market LLC

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information

Item 1.	Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
(Dollars in thousands)	2019	2018
	(unaudited)
Assets
Cash and due from banks	$9,151	$10,941
Short-term investments	14,575	17,672
Cash and cash equivalents	23,726	28,613
Investments in available-for-sale securities (at fair value)	49,662	51,403
Federal Home Loan Bank stock, at cost	3,515	2,650
Loans, net	859,269	835,528
Bank owned life insurance	26,403	26,226
Premises and equipment, net	21,467	16,086
Other real estate owned	1,720	1,676
Accrued interest receivable	3,171	2,638
Deferred tax asset, net	6,589	6,437
Other assets	2,997	2,822
Total assets	$998,519	$974,079

Liabilities and Equity
Deposits:
Noninterest-bearing	$198,733	$195,293
Interest-bearing	576,544	572,803
Total deposits	775,277	768,096
Borrowings	79,942	68,022
Operating lease liabilities	3,919	-
Other liabilities	11,109	12,377
Total liabilities	870,247	848,495
Shareholders' equity:
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,662,181 shares issued, 9,625,719 shares outstanding at March 31, 2019 and December 31, 2018	-	-
Additional paid-in capital	46,236	45,895
Retained earnings	85,569	83,351
Accumulated other comprehensive loss	(186)	(255)
Unearned compensation - ESOP	(2,559)	(2,619)
Treasury stock: 36,462 shares	(788)	(788)
Total shareholders' equity	128,272	125,584
Total liabilities and shareholders' equity	$998,519	$974,079

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2019	2018
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$11,699	$9,276
Interest and dividends on securities	404	435
Interest on short-term investments	26	42
Total interest and dividend income	12,129	9,753
Interest expense:
Interest on deposits	1,437	920
Interest on borrowings	534	114
Total interest expense	1,971	1,034
Net interest and dividend income	10,158	8,719
Provision for loan losses	1,462	656
Net interest and dividend income after provision for loan losses	8,696	8,063
Noninterest income:
Customer service fees on deposit accounts	329	362
Service charges and fees - other	412	455
Gain on sale of securities, net	113	-
Bank owned life insurance income	177	171
Other income	15	25
Total noninterest income	1,046	1,013
Noninterest expense:
Salaries and employee benefits	4,294	4,164
Occupancy expense	644	450
Equipment expense	106	122
Data processing	203	204
Marketing expense	55	53
Professional fees	422	248
Directors' compensation	181	163
Other	841	972
Total noninterest expense	6,746	6,376
Income before income tax expense	2,996	2,700
Income tax expense	778	678
Net income	$2,218	$2,022

Earnings per share:
Basic	$0.24	$0.22
Diluted	$0.24	$0.22

Weighted Average Shares:
Basic	9,267,106	9,219,865
Diluted	9,305,284	9,295,003

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018

Net income	$2,218	$2,022
Other comprehensive income (loss):
Unrealized holding gains (losses)	215	(1,213)
Reclassification adjustment for realized gains in net income	(113)	-
Unrealized gain (loss)	102	(1,213)
Income tax effect	(33)	354
Net of tax amount	69	(859)
Total comprehensive income	$2,287	$1,163

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	(Loss) Income	ESOP	Stock	Total

Balance, December 31, 2018	9,625,719	$45,895	$83,351	$(255)	$(2,619)	$(788)	$125,584
Net income	-	-	2,218	-	-	-	2,218
Other comprehensive income	-	-	-	69	-	-	69
Stock-based compensation expense	-	265	-	-	-	-	265
ESOP shares earned	-	76	-	-	60	-	136
Balance, March 31, 2019	9,625,719	$46,236	$85,569	$(186)	$(2,559)	$(788)	$128,272

Balance, December 31, 2017	9,628,796	$44,592	$74,047	$589	$(2,857)	$(594)	$115,777
Net income	-	-	2,022	-	-	-	2,022
Other comprehensive loss	-	-	-	(859)	-	-	(859)
Stock-based compensation expense	-	240	-	-	-	-	240
ESOP shares earned	-	91	-	-	59	-	150
Balance, March 31, 2018	9,628,796	$44,923	$76,069	$(270)	$(2,798)	$(594)	$117,330

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$2,218	$2,022
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	49	67
ESOP expense	136	150
Gain on sale of securities, net	(113)	-
Change in deferred loan fees, net	285	(27)
Provision for loan losses	1,462	656
Depreciation and amortization	404	185
(Increase) decrease in accrued interest receivable	(533)	75
Deferred tax benefit	(185)	-
Share-based compensation expense	265	240
Increase in cash surrender value of life insurance	(177)	(171)
Principal repayments of operating lease obligations	(18)	-
(Increase) decrease in other assets	(175)	611
Decrease in other liabilities	(1,166)	(664)
Net cash provided by operating activities	2,452	3,144

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,729)	-
Proceeds from sales of available-for-sale securities	13,565	-
Proceeds from pay downs, maturities and calls of available-for-sale securities	2,071	2,359
Purchase of Federal Home Loan Bank stock, net of redemptions	(865)	(312)
Loan originations and purchases, net of paydowns	(25,488)	(18,373)
Additions to premises and equipment	(1,950)	(58)
Additions to assets held-for-sale	-	(147)
Additions to other real estate owned	(44)	-
Net cash used in investing activities	(26,440)	(16,531)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings accounts	(15,544)	(22,826)
Net increase (decrease) increase in time deposits	22,725	(7,526)
Net change in short-term borrowings	11,920	18,370
Net cash provided by (used in) financing activities	19,101	(11,982)

Net decrease in cash and cash equivalents	(4,887)	(25,369)
Cash and cash equivalents at beginning of period	28,613	47,689
Cash and cash equivalents at end of period	$23,726	$22,320

Supplemental disclosures:
Interest paid	$1,995	$1,098
Income taxes paid	290	-
Recognition of right-of-use assets in premises and equipment (1)	3,836	-
Recognition of operating lease liabilities (1)	3,938	-
Reclassification of accrued rent from other liabilities to premises and equipment (1)	102	-
Assets held-for-sale transferred to premises and equipment	-	3,433

(1) Adoption of ASU 2016-02, Leases (Note 15)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2018 have been reclassified to be consistent with the 2019 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 14, 2019.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, The Provident Bank (the “Bank”), and the Bank’s wholly owned subsidiaries, Provident Security Corporation and 5 Market Street Security Corporation. Provident Security Corporation and 5 Market Street Security Corporation were established to buy, sell, and hold investments for their own account. All significant inter-company balances and transactions have been eliminated in consolidation.

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

(3)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The amendments in this update require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. Accounting by lessors will remain largely unchanged. The guidance was effective for the Company on January 1, 2019. In July 2018, the FASB issued 2018-11, which allows a modified retrospective transition where the lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented or as a cumulative effect adjustment as of the date of adoption. The Company adopted ASU 2016-02 on January 1, 2019 as a cumulative effect adjustment as of that date. The Company’s assets and liabilities increased by $3.8 million at the adoption date (see Note 15).

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (subtopic 310-20): “Premium Amortization on Purchased Callable Debt Securities.” This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments were effective for the Company on January 1, 2019. The Company adopted this guidance on January 1, 2019 and there was no impact on the Company’s financial statements.

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

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at March 31, 2019 and December 31, 2018:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
March 31, 2019
State and municipal securities	$11,453	$144	$62	$11,535
Asset-backed securities	6,116	-	68	6,048
Government mortgage-backed securities	32,353	95	369	32,079
Total available-for-sale securities	$49,922	$239	$499	$49,662

December 31, 2018
State and municipal securities	$20,118	$272	$135	$20,255
Asset-backed securities	6,512	-	141	6,371
Government mortgage-backed securities	25,135	138	496	24,777
Total available-for-sale securities	$51,765	$410	$772	$51,403

The scheduled maturities of debt securities were as follows at March 31, 2019:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$95	$95
Due after one year through five years	604	606
Due after five years through ten years	2,028	2,067
Due after ten years	8,726	8,767
Government mortgage-backed securities	32,353	32,079
Asset-backed securities	6,116	6,048
	$49,922	$49,662

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at March 31, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

March 31, 2019
Temporarily impaired securities:
State and municipal securities	$373	$5	$3,681	$57	$4,054	$62
Asset-backed securities	-	-	6,048	68	6,048	68
Government mortgage-backed securities	4,860	81	12,285	288	17,145	369
Total temporarily impaired securities	$5,233	$86	$22,014	$413	$27,247	$499

December 31, 2018
Temporarily impaired securities:
State and municipal securities	$6,137	$115	$597	$20	$6,734	$135
Asset-backed securities	3,833	98	2,538	43	6,371	141
Government mortgage-backed securities	2,864	32	14,152	464	17,016	496
Total temporarily impaired securities	$12,834	$245	$17,287	$527	$30,121	$772

Government mortgage-backed securities, state and municipal securities and asset-backed securities: Management believes that no individual unrealized loss at March 31, 2019 represents an other-than-temporary impairment (OTTI) because the decline in fair value of these securities is primarily attributable to changes in market interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity.

(5) Loans

A summary of loans is as follows:

	At		At
	March 31,		December 31,
(Dollars in thousands)	2019		2018
	Amount	Percent	Amount	Percent
Commercial real estate	$373,435	42.79%	$364,867	43.00%
Commercial	382,550	43.84%	361,782	42.64%
Residential real estate	54,898	6.29%	57,361	6.76%
Construction and land development	42,441	4.86%	44,606	5.26%
Consumer	19,310	2.21%	19,815	2.34%
	872,634	100.00%	848,431	100.00%
Allowance for loan losses	(11,857)		(11,680)
Deferred loan fees, net	(1,508)		(1,223)
Net loans	$859,269		$835,528

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2018	$4,152	$5,742	$251	$738	$710	$87	$11,680
Charge-offs	-	(1,033)	-	-	(281)	-	(1,314)
Recoveries	-	10	-	-	19	-	29
Provision (credit)	95	1,027	(11)	(4)	364	(9)	1,462
Balance at March 31, 2019	$4,247	$5,746	$240	$734	$812	$78	$11,857

Balance at December 31, 2017	$4,483	$3,280	$300	$965	$649	$80	$9,757
Charge-offs	-	(20)	-	-	(166)	-	(186)
Recoveries	-	1	-	-	8	-	9
Provision (credit)	124	407	(8)	(26)	187	(28)	656
Balance at March 31, 2018	$4,607	$3,668	$292	$939	$678	$52	$10,236

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at March 31, 2019 and December 31, 2018:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
March 31, 2019
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$886	$-	$-	$-	$-	$886
Ending balance:
Collectively evaluated for impairment	4,247	4,860	240	734	812	78	10,971
Total allowance for loan losses ending balance	$4,247	$5,746	$240	$734	$812	$78	$11,857

Loans:
Ending balance:
Individually evaluated for impairment	$1,838	$7,328	$383	$-	$-		$9,549
Ending balance:
Collectively evaluated for impairment	371,597	375,222	54,515	42,441	19,310		863,085
Total loans ending balance	$373,435	$382,550	$54,898	$42,441	$19,310		$872,634

December 31, 2018
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$62	$1,039	$-	$-	$-	$-	$1,101
Ending balance:
Collectively evaluated for impairment	4,090	4,703	251	738	710	87	10,579
Total allowance for loan losses ending balance	$4,152	$5,742	$251	$738	$710	$87	$11,680

Loans:
Ending balance:
Individually evaluated for impairment	$1,853	$5,291	$388	$-	$-		$7,532
Ending balance:
Collectively evaluated for impairment	363,014	356,491	56,973	44,606	19,815		840,899
Total loans ending balance	$364,867	$361,782	$57,361	$44,606	$19,815		$848,431

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at March 31, 2019 and December 31, 2018:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans

March 31, 2019
Commercial real estate	$-	$-	$519	$519	$372,916	$373,435	$-	$519
Commercial	131	-	1,861	1,992	380,558	382,550	-	6,919
Residential real estate	227	358	29	614	54,284	54,898	-	822
Construction and land development	-	-	-	-	42,441	42,441	-	-
Consumer	30	85	114	229	19,081	19,310	-	115
Total	$388	$443	$2,523	$3,354	$869,280	$872,634	$-	$8,375

December 31, 2018
Commercial real estate	$742	$-	$519	$1,261	$363,606	$364,867	$-	$519
Commercial	40	-	3,167	3,207	358,575	361,782	-	4,830
Residential real estate	321	223	30	574	56,787	57,361		850
Construction and land development	-	-	-	-	44,606	44,606	-	-
Consumer	62	46	59	167	19,648	19,815	-	62
Total	$1,165	$269	$3,775	$5,209	$843,222	$848,431	$-	$6,261

Information about the Company’s impaired loans by portfolio segment was as follows at and for the three months ended March 31, 2019 and at and for the year ended December 31, 2018:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

March 31, 2019
With no related allowance recorded:
Commercial real estate	$1,838	$1,838	$-	$1,846	$21
Commercial	1,966	1,986	-	2,020	6
Residential real estate	383	383	-	386	5
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	4,187	4,207	-	4,252	32

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	5,362	5,385	886	5,369	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	5,362	5,385	886	5,369	-

Total
Commercial real estate	1,838	1,838	-	1,846	21
Commercial	7,328	7,371	886	7,389	6
Residential real estate	383	383	-	386	5
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$9,549	$9,592	$886	$9,621	$32

December 31, 2018
With no related allowance recorded:
Commercial real estate	$1,334	$1,334	$-	$5,614	$69
Commercial	4,050	4,110	-	4,894	38
Residential real estate	388	388	-	396	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	5,772	5,832	-	10,904	127

With an allowance recorded:
Commercial real estate	519	519	62	519	-
Commercial	1,241	1,267	1,039	1,695	52
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,760	1,786	1,101	2,214	52

Total
Commercial real estate	1,853	1,853	62	6,133	69
Commercial	5,291	5,377	1,039	6,589	90
Residential real estate	388	388	-	396	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$7,532	$7,618	$1,101	$13,118	$179

The following summarizes troubled debt restructurings entered into during the three months ended March 31, 2019:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

March 31, 2019
Troubled debt restructurings:
Commercial	1	$1,963	$1,963
	1	$1,963	$1,963

In the three months ended March 31, 2019, the Company approved one troubled debt restructuring totaling $2.0 million. This commercial loan was placed on an extended 12-month interest-only period with re-amortization to follow. An impairment analysis was performed and a specific reserve of $100,000 was allocated to this relationship.

There were no troubled debt restructurings during the three months ended March 31, 2018.

The following tables present the Company’s loans by risk rating and portfolio segment at March 31, 2019 and December 31, 2018:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total

March 31, 2019
Grade:
Pass	$349,204	$363,366	$-	$42,441	$-	$755,011
Special mention	22,321	11,040	-	-	-	33,361
Substandard	1,910	8,144	561	-	-	10,615
Not formally rated	-	-	54,337	-	19,310	73,647
Total	$373,435	$382,550	$54,898	$42,441	$19,310	$872,634

December 31, 2018
Grade:
Pass	$356,415	$339,079	$-	$44,606	$-	$740,100
Special mention	6,531	11,339	-	-	-	17,870
Substandard	1,921	10,447	571	-	-	12,939
Doubtful	-	917	-	-	-	917
Not formally rated	-	-	56,790	-	19,815	76,605
Total	$364,867	$361,782	$57,361	$44,606	$19,815	$848,431

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

(6)	Deposits

A summary of deposit balances, by type is as follows:

	March 31,	December 31,
(In thousands)	2019	2018

NOW and demand	$312,286	$332,064
Regular savings	115,614	109,322
Money market deposits	227,256	229,314
Total non-certificate accounts	655,156	670,700

Certificate accounts of $250,000 or more	15,583	14,164
Certificate accounts less than $250,000	104,538	83,232
Total certificate accounts	120,121	97,396
Total deposits	$775,277	$768,096

(7) Federal Home Loan Bank Advances

Borrowings from the Federal Home Loan Bank (the “FHLB”) are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial real estate loans and other qualified assets.

Maturities of advances from the FHLB as of March 31, 2019 are summarized as follows:

(In thousands)
Fiscal Year-End	Dollar Amount
2019	$54,979
2020	11,463
2021	5,000
2023	8,500
Total	$79,942

(8)	Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2019
State and municipal securities	$11,535	$-	$11,535	$-
Asset-backed securities	6,048	-	6,048	-
Mortgage-backed securities	32,079	-	32,079	-
Totals	$49,662	$-	$49,662	$-

December 31, 2018
State and municipal securities	$20,255	$-	$20,255	$-
Asset-backed securities	6,371	-	6,371	-
Mortgage-backed securities	24,777	-	24,777	-
Totals	$51,403	$-	$51,403	$-

Fair Values of Assets Measured on a Non-Recurring Basis

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

The following summarizes assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3

March 31, 2019
Impaired loans	$4,476	$-	$-	$4,476
Other real estate owned	1,720	-	1,720	-

December 31, 2018
Impaired loans	$659	$-	$-	$659
Other real estate owned	1,676	-	1,676	-

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input
March 31, 2019
Impaired loans	$4,476	Real estate appraisals and business valuation	Discount for dated appraisals and comparable company evaluations
December 31, 2018
Impaired loans	$659	Real estate appraisals and business valuation	Discount for dated appraisals and comparable company evaluations

(9)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at March 31, 2019 and December 31, 2018:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total

March 31, 2019
Financial assets:
Cash and cash equivalents	$23,726	$23,726	$-	$-	$23,726
Available-for-sale securities	49,662	-	49,662	-	49,662
Federal Home Loan Bank of Boston stock	3,515	3,515	-	-	3,515
Loans, net	859,269	-	-	852,305	852,305
Accrued interest receivable	3,171	-	3,171	-	3,171
Financial liabilities:
Deposits	775,277	-	-	775,554	775,554
Borrowings	79,942	-	79,984	-	79,984

December 31, 2018
Financial assets:
Cash and cash equivalents	$28,613	$28,613	$-	$-	$28,613
Available-for-sale securities	51,403	-	51,403	-	51,403
Federal Home Loan Bank of Boston stock	2,650	2,650	-	-	2,650
Loans, net	835,528	-	-	827,090	827,090
Accrued interest receivable	2,638	-	2,638	-	2,638
Financial liabilities:
Deposits	768,096	-	-	768,010	768,010
Borrowings	68,022	-	67,846	-	67,846

(10)	Regulatory Capital

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Federal Deposit Insurance Corporation (“FDIC”), which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of March 31, 2019 and December 31, 2018, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At March 31, 2019, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
March 31, 2019
Total Capital (to Risk Weighted Assets)	$131,884	14.5%	$73,014	>	8.0%	$91,267	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	120,471	13.2	54,760	>	6.0	73,014	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	120,471	13.2	41,070	>	4.5	59,324	>	6.5
Tier 1 Capital (to Average Assets)	120,471	12.2	39,512	>	4.0	49,391	>	5.0
December 31, 2018
Total Capital (to Risk Weighted Assets)	$128,939	14.6%	$70,891	>	8.0%	$88,614	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	117,855	13.3	53,168	>	6.0	70,891	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	117,855	13.3	39,876	>	4.5	57,599	>	6.5
Tier 1 Capital (to Average Assets)	117,855	12.7	37,157	>	4.0	46,446	>	5.0

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies, including the FDIC, are required to establish for qualifying institutions with assets of less than $10 billion of assets a “community bank leverage ratio” of between 8% to 10% tangible equity/consolidated assets. Institutions with capital levels meeting or exceeding the specified requirement will be considered to comply with the applicable regulatory capital requirements, including all risk-based requirements. The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators. A proposed rule issued by the federal regulators in December 2018 would specify a 9% community bank leverage ratio minimum for institutions to opt into the alternative framework.

From time to time, the Company may use capital management tools such as cash dividends and common share repurchases. In January 2017, the Company received a non-objection from the Federal Reserve Board to adopt a stock repurchase program for up to 625,015 shares of its common stock, or approximately 6.6% of the current outstanding shares. Through March 31, 2019, the Company had repurchased at an average price of $21.57 per share, a total of 37,471 shares out of the 625,015 shares authorized for repurchase under the Company’s repurchase program

Liquidation Account

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

The Company loaned funds to the ESOP to purchase 357,152 shares of the Company’s common stock at a price of $10.00 per share. The loan is payable annually over 15 years at a rate per annum equal to the Prime Rate as of December 31 (5.50% at December 31, 2018). Loan payments are principally funded by cash contributions from the Bank.

Shares held by the ESOP include the following:

	March 31, 2019	December 31, 2018
Allocated	95,240	71,430
Committed to be allocated	5,952	23,810
Unallocated	255,960	261,912
Total	357,152	357,152

The fair value of unallocated shares was approximately $5.8 million at March 31, 2019.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2019 2018 was $136,000 and $150,000, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2019	2018
Net Income attributable to common shareholders	$2,218	$2,022

Average number of common shares issued	9,662,181	9,657,319
Less:
average unallocated ESOP shares	(271,525)	(286,226)
average unvested restricted stock	(87,268)	(122,405)
average treasury stock acquired	(36,282)	(28,823)
Average number of common shares outstanding to calculate basic earnings per common share	9,267,106	9,219,865

Effect of dilutive unvested restricted stock and stock option awards	38,178	75,138
Average number of common shares outstanding to calculate diluted earnings per common share	9,305,284	9,295,003

Earnings per common share:
Basic	$0.24	$0.22
Diluted	$0.24	$0.22

(13)	Share-Based Compensation

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants for the three months ended March 31, 2019, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	396,438	$17.89
Granted	-
Forfeited	-
Exercised	-
Outstanding at March 31, 2019	396,438	$17.89	7.76	$1,888,000
Outstanding and expected to vest at March 31, 2019	396,438	$17.89	7.76	$1,888,000
Vested and Exercisable at March 31, 2019	151,272	$17.50	7.66	$632,000
Unrecognized compensation cost	$1,136,000
Weighted average remaining recognition period (years)	2.76

For the three months ended March 31, 2019 and 2018, total expense for the stock options was $97,000 and $101,000, respectively.

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

The following table presents the activity in restricted stock awards under the Equity Plan for the three months ended March 31, 2019:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at December 31, 2018	98,073	$18.13
Granted	-
Forfeited	-
Unvested restricted stock awards at March 31, 2019	98,073	$18.13
Unrecognized compensation cost	$1,557,000
Weighted average remaining recognition period (years)	2.76

For the three months ended March 31, 2019 and 2018, total expense for the restricted stock awards was $168,000 and $139,000, respectively.

(14)	Commitments and Contingencies

Litigation

In April 2018, the Bank conducted a foreclosure sale of certain real and personal property which secured four non-accruing loans originally made by the Bank. The aggregate outstanding principal balance of these loans was approximately $7.5 million, of which (a) approximately $4.9 million was due and owing to the Bank and (b) approximately $2.6 million was due and owing to another financial institution who purchased participation interests in certain of these loans (the “Participant”). The Bank received approximately $8.3 million in proceeds from this foreclosure sale. The U.S. Small Business Administration (“SBA”), which also made a secured loan to the same obligors, has since disputed the Bank’s retention of, and claimed priority to, a portion of the proceeds generated from this foreclosure sale, alleging a breach of contract and seeking monetary damages in the approximate amount of $2.0 million. The Bank has partially denied liability, and in addition to its defenses, has asserted a counterclaim against the SBA and its assignee, Granite State Economic Development Corporation, seeking equitable reformation of the contract at issue on the basis of a mutual mistake of fact. On March 5, 2019, the Bank participated in a mediation of this matter. Pending the outcome of this lawsuit and this mediation, the Bank has segregated into a separate deposit account the entire amount in dispute, consisting of $1.4 million that would be retained by the Bank, and $543,000 that would be provided to the participating institution. Management does not believe that the ultimate resolution of this matter will be material to the Bank’s financial condition or results of operations.

(15)	Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). This standard required the Company to recognize on the balance sheet right-of-use assets and lease liabilities, which approximate the present value of the Company’s remaining lease payments. As of March 31, 2019, the Company recognized right-of-use assets and lease liabilities totaling $3.8 million and $3.9 million, respectively. The right-of-use assets are included in the total for premises and equipment net.

In July 2018, the FASB issued ASU No. 2018-11, which provided a practical expedient package for lessees. The Company has elected to use the expedient package and did not reassess whether any existing contracts contain leases; did not reassess the lease classification for existing leases; and did not reassess initial direct costs for any existing leases. As a result, all leases are considered operating leases. The Company’s leases do not provide an implicit rate so an incremental borrowing rate based on the information available at adoption date was used in determining the present value of future payments.

The lease liabilities recognized by the Company represent three leased branch locations. The Company’s leases have remaining initial contractual lease terms ranging from nine months to 16.5 years. The Company is terminating the lease on the Hampton, New Hampshire branch effective Mary 2019, therefore the Company chose to account for this lease using the short-term lease exemption and did not apply the new accounting guidance to this lease. Some of the Company’s leases include options to extend the lease for up to 20 years. The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options. Rent expense for the operating leases has been straight lined for the remaining lease term. For the three months ended March 31, 2019, rent expense for the three operating leases totaled $72,000.

The maturities of the annual cash flows for the Company’s lease liabilities and other information as of March 31, 2019 are summarized as follows:

(Dollars in thousands)
Fiscal Year-End	Dollar Amount
2019	$153
2020	165
2021	172
2022	172
2023	172
Thereafter	6,461
Total lease payments	7,295
Less imputed interest	(3,376)
Total lease liabilities	$3,919

Weighted-average remaining lease term - operating leases	32.4 years
Weighted-average discount rate - operating leases	3.77%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is intended to assist in understanding our financial condition and results of operations. Operating results for the three-month period ended March 31, 2019 may not be indicative of results for all of 2019 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the three months ended March 31, 2019 or during the year ended December 31, 2018.

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

Balance Sheet Analysis

Assets. Total assets were $998.5 million at March 31, 2019, representing an increase of $24.4 million, or 2.5%, from $974.1 million at December 31, 2018. The increase resulted primarily from increases in net loans of $23.7 million and premises and equipment of $5.4 million. The increases were partially offset by decreases in cash and cash equivalents of $4.9 million and available-for-sale investment securities of $1.7 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.9 million, or 17.1%, to $23.7 million at March 31, 2019 from $28.6 million at December 31, 2018. The decrease is primarily due to utilizing funds for loan growth.

Securities. Investments in available-for-sale securities decreased $1.7 million, or 3.4%, to $49.7 million at March 31, 2019 from $51.4 million at December 31, 2018. The decrease is primarily due to principal paydowns on government mortgage-backed securities and a change in the fair value of the securities.

Loans. At March 31, 2019, net loans were $859.3 million, or 86.1% of total assets, compared to $835.5 million, or 85.8% of total assets, at December 31, 2018. Increases in commercial loans of $20.8 million, or 5.7%, and in commercial real estate loans of $8.6 million, or 2.3%, were partially offset by decreases in residential real estate loans of $2.5 million, or 4.3%, construction and land development loans of $2.2 million, or 4.9%, and consumer loans of $505,000, or 2.5%. Our commercial loan growth is attributed to a continued focus on our specialty lending of renewable energy loans and merger and acquisition, re-capitalization, and shareholder/partner buyout loans. Renewable energy loans increased $3.6 million, or 7.2%, to $54.0 million at March 31, 2019 from $50.4 million at December 31, 2018. Merger and acquisition, re-capitalization, and shareholder/partner buyout loans increased $8.7 million, or 6.3%, to $147.5 million at March 31, 2019 from $138.8 million at December 31, 2018.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	March 31,		December 31,
(Dollars in thousands)	2019		2018
	Amount	Percent	Amount	Percent
Commercial real estate	$373,435	42.79%	$364,867	43.00%
Commercial	382,550	43.84%	361,782	42.64%
Residential real estate	54,898	6.29%	57,361	6.76%
Construction and land development	42,441	4.86%	44,606	5.26%
Consumer	19,310	2.21%	19,815	2.34%
	872,634	100.00%	848,431	100.00%
Allowance for loan losses	(11,857)		(11,680)
Deferred loan fees, net	(1,508)		(1,223)
Net loans	$859,269		$835,528

Premises and Equipment. Premises and equipment increased $5.4 million, or 33.5%, to $21.5 million at March 31, 2019, from $16.1 million at December 31, 2018. The increase was primarily due to increases in construction in progress costs and the adoption of FASB ASU No. 2016-02, Leases (Topic 842). In January 2017, the Company purchased a building in Portsmouth, New Hampshire with the intention of using a majority of the space for banking operations. The construction in progress costs increased $1.6 million, or 28.1% to $7.1 million at March 31, 2019 from $5.6 million at December 31, 2018. ASU No. 2016-02 became effective January 1, 2019 and required us to recognize on our balance sheet right-of-use assets, which approximate the present value of the remaining lease payments. As of March 31, 2019, the balance of the right-of-use assets was $3.8 million.

Deposits. Total deposits increased $7.2 million, or 0.9%, to $775.3 million at March 31, 2019 from $768.1 million at December 31, 2018. The primary reasons for the increase in deposits were an increase of $22.7 million, or 23.3%, in time deposits, and an increase in savings deposits of $6.3 million, or 5.8%. The increases were partially offset by a decrease of $19.8 million, or 6.0%, in NOW and demand deposits. The increase in time deposits is primarily due to increases in brokered certificates of deposit of $13.3 million, or 23.9%, and an increase of $9.9 million, or 190.6%, from Qwickrate deposits, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. The increase in savings accounts is primarily due to municipal deposits transferring from NOW and demand deposits to a savings account product. In addition to the municipal deposit transfer, NOW and demand deposits decreased due to the seasonality of municipal deposit balances as well as a decrease in some of our high rate relationships.

Borrowings. Borrowings at March 31, 2019 consisted of Federal Home Loan Bank advances and at December 31, 2018 consisted of Federal Home Loan Bank advances and Federal Reserve Bank borrowings from the borrower-in-custody program. Borrowings increased $11.9 million, or 17.5%, to $79.9 million at March 31, 2019 from $68.0 million at December 31, 2018. The increase was primarily due to funding loan growth.

Shareholders’ Equity. Total shareholders’ equity increased $2.7 million, or 2.1%, to $128.3 million at March 31, 2019, from $125.6 million at December 31, 2018. The increase was primarily due to year-to-date net income of $2.2 million, stock-based compensation expense of $265,000, and ESOP shares earned of $136,000. Book value per share increased to $13.33 at March 31, 2019 from $13.05 at December 31, 2018.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	March 31,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans:
Real estate:
Commercial	$519	$519
Residential	822	850
Construction and land development	-	-
Commercial	6,919	4,830
Consumer	115	62
Total non-accrual loans	8,375	6,261

Accruing loans past due 90 days or more	-	-
Other real estate owned	1,720	1,676
Total non-performing assets	$10,095	$7,937

Total loans (1)	$871,126	$847,208
Total assets	$998,519	$974,079
Total non-performing loans to total loans (1)	0.96%	0.74%
Total non-performing assets to total assets	1.01%	0.81%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

The increase in non-performing commercial loans at March 31, 2019 compared to December 31, 2018 was primarily due to four relationships. Of the four relationships, two were originated through the BancAlliance network. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio. All impaired loan relationships have been evaluated and specific reserves of $886,000 were allocated.

During the three months ended March 31, 2019, the Bank charged-off a commercial and industrial loan that was originated through the BancAlliance network totaling $917,000. As of March 31, 2019, the Bank has ten BancAlliance loan relationships remaining totaling $13.9 million. Out of the ten relationships, five totaling $6.8 million are pass rated, two totaling $3.4 million are on watch and three totaling $3.7 million are substandard. During the three months ended March 31, 2019, two relationships totaling $3.2 million were put on non-accrual and deemed impaired. We have allocated specific reserves totaling $345,000 to those impaired loans. Our last BancAlliance loan origination was in February 2017, and at this time we are not anticipating originating any new loans through this network.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Allowance at beginning of period	$11,680	$9,757
Provision for loan losses	1,462	656
Charge offs:
Real estate:
Commercial	-	-
Residential	-	-
Construction and land development	-	-
Commercial	1,033	20
Consumer	281	166
Total charge-offs	1,314	186

Recoveries:
Real estate:
Commercial	-	-
Residential	-	-
Construction and land development	-	-
Commercial	10	1
Consumer	19	8
Total recoveries	29	9

Net charge-offs	1,285	177

Allowance at end of period	$11,857	$10,236

Non-performing loans at end of period	$8,375	$9,584
Total loans outstanding at end of period (1)	871,126	770,118
Average loans outstanding during the period (1)	865,239	766,968

Allowance to non-performing loans	141.58%	106.80%
Allowance to total loans outstanding at end of period	1.36%	1.33%
Net charge-offs to average loans outstanding during the during the period (annualized)	0.59%	0.09%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

Results of Operations for the Three Months Ended March 31, 2019 and 2018

General. Net income increased $196,000 to $2.2 million for the three months ended March 31, 2019 from $2.0 million for the three months ended March 31, 2018. The increase was primarily related to an increase of $1.4 million in net interest and dividend income, partially offset by an increase in provision for loan losses of $806,000, an increase in noninterest expense of $370,000, and an increase in income tax expense of $100,000.

Interest and Dividend Income. Interest and dividend income increased $2.4 million, or 24.4%, to $12.1 million for the three months ended March 31, 2019 from $9.8 million for the three months ended March 31, 2018. This increase was primarily attributable to an increase in interest and fees on loans, which increased $2.4 million, or 26.1%, to $11.7 million for the three months ended March 31, 2019 from $9.3 million for the three months ended March 31, 2018. The increase in interest and fees on loans was partially offset by a decrease in interest and dividends on securities and a decrease in interest on short-term investments. Interest and dividends on securities decreased $31,000, or 7.1%, to $404,000 for the three months ended March 31, 2019 from $435,000 for the three months ended March 31, 2018, and interest on short-term investments decreased $16,000, or 38.1%, to $26,000 for the three months ended March 31, 2019, from $42,000 for the three months ended March 31, 2018.

The increase in interest income on loans was due to an increase in the average balance of loans of $98.3 million, or 12.8%, to $865.2 million for the three months ended March 31, 2019, from $767.0 million for the three months ended March 31, 2018. In addition, interest income increased due to the yield on loans increasing 57 basis points to 5.41% for the three months ended March 31, 2019 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $937,000, or 90.6%, to $2.0 million for the three months ended March 31, 2019 from $1.0 million for the three months ended March 31, 2018, caused by an increase in interest expense on deposits and borrowings. Interest expense on deposits increased $517,000, or 56.2%, to $1.4 million for the three months ended March 31, 2019 from $920,000 for the three months ended March 31, 2018, due primarily to an increase in the average rate paid on interest-bearing deposits of 35 basis points to 1.01% for the three months ended March 31, 2019 from 0.66% for the three months ended March 31, 2018. The increase in the average rate was primarily the result of increases in the average rates paid on money market accounts and certificates of deposit. The average rates paid on money market accounts and certificates of deposit increased due to changes in the market rate environment. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $13.3 million, or 2.4%, to $569.6 million for the three months ended March 31, 2019 from $556.3 million for the three months ended March 31, 2018. The increase resulted primarily from an increase in the average balance of money market accounts, which increased $7.1 million, or 3.2%.

Interest expense on borrowings increased $420,000, or 368.4%, to $534,000 for the three months ended March 31, 2019 from $114,000 for the three months ended March 31, 2018. The interest expense on borrowings increased due to the increase in average outstanding balance of $57.7 million, or 252.8% to $80.5 million for the three months ended March 31, 2019, as we borrowed funds to support loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased $1.4 million, or 16.5%, to $10.2 million for the three months ended March 31, 2019 from $8.7 million for the three months ended March 31, 2018. The increase was due to both higher balances of interest-earning assets and expanding margins. Our net interest rate spread increased nine basis points to 4.04% for the three months ended March 31, 2019 from 3.95% for the three months ended March 31, 2018. Our net interest margin increased 23 basis points to 4.40% for the three months ended March 31, 2019 from 4.17% for the three months ended March 31, 2018.

Provision for Loan Losses. The provision for loan losses was $1.5 million for the three months ended March 31, 2019 compared to $656,000 for the three months ended March 31, 2018. The provision recorded resulted in an allowance for loan losses of $11.9 million, or 1.36% of total loans, at March 31, 2019, compared to $11.7 million, or 1.38% of total loans, at December 31, 2018 and $10.2 million, or 1.33% of total loans, at March 31, 2018. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. Non-accrual loans as of March 31, 2019 were primarily comprised of four commercial and industrial relationships with a total carrying value of $6.7 million. Impairment was evaluated and specific reserves of $886,000 were allocated to impaired loans as of March 31, 2019. Our net charge-offs as a percent of average loans increased to 0.59% at March 31, 2019 as compared to 0.09% as of March 31, 2018. The primary reason for the increase in net charge-offs resulted from our charging-off a BancAlliance loan, totaling $917,000, in the first quarter of 2019.

As of March 31, 2019, the Bank has ten BancAlliance relationships remaining totaling $13.9 million. Out of the ten relationships, five totaling $6.8 million are pass rated, two totaling $3.4 million are on watch and three totaling $3.7 million are substandard. During the three months ended March 31, 2019, two relationships totaling $3.2 million were put on non-accrual and deemed impaired. We have allocated specific reserves totaling $345,000 to those impaired loans. Our last BancAlliance loan origination was in February 2017 and at this time we are not anticipating originating any new loans through this network.

Noninterest Income. Noninterest income increased $33,000, or 3.3%, and was $1.0 million for each of the three months ended March 31, 2019 and 2018. The increase was primarily caused by an increase in the gain on sales of securities, partially offset by decreases in customer service fees on deposit accounts and in other service charges and fees. Gain on sales of securities was $113,000 for the three months ended March 31, 2019 compared to zero for the three months ended March 31, 2018. We repositioned some of our securities by selling some municipal and mortgage-backed securities that were close to maturity and reinvested into longer-term mortgage-backed securities. Customer service fees on deposit accounts decreased $33,000, or 9.1%, to $329,000 for the three months ended March 31, 2019 from $362,000 for the three months ended March 31, 2018 and other service charges and fees decreased $43,000, or 9.5%, to $412,000 for the three months ended March 31, 2019 from $455,000 for the three months ended March 31, 2018.

Noninterest Expense. Noninterest expense increased $370,000, or 5.8%, to $6.7 million for the three months ended March 31, 2019 from $6.4 million for the three months ended March 31, 2018. The largest increases were related to salaries and employee benefits expense, professional fees, and occupancy expense, partially offset by a decrease in other expense. The increase in salary and employee benefits of $130,000, or 3.1%, to $4.3 million for the three months ended March 31, 2019 from $4.2 million for the three months ended March 31, 2018 was primarily related to a higher number of sales and operations positions compared to the same period in 2018. The increase in professional fees of $174,000, or 70.2%, to $422,000 for the three months ended March 31, 2019 from $248,000 for the three months ended March 31, 2018 was primarily related to increased legal expenses related to certain subordinated lienholders that are disputing the priority of the Bank’s liens and the right of the Bank to retain proceeds from a foreclosure sale, discussed in Note 14 to the interim financial statements. The increase in occupancy expense of $194,000, or 43.1%, to $644,000 for the three months ended March 31, 2019 from $450,000 for the three months ended March 31, 2018 was primarily related to the acceleration of our leasehold improvements amortization related to the closure of our Hampton, New Hampshire branch in May 2019. The decrease in other expense of $131,000, or 13.5%, to $841,000 for the three months ended March 31, 2019 from $972,000 for the three months ended March 31, 2018 was primarily due to FDIC assessment credits received and decreased loan workout expenses.

Income Tax Provision. We recorded a provision for income taxes of $778,000 for the three months ended March 31, 2019, reflecting an effective tax rate of 26.0%, compared to a provision of $678,000 for the three months ended March 31, 2018, reflecting an effective tax rate of 25.1%.

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

	For the Three Months Ended March 31,
	2019			2018
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$865,239	$11,699	5.41%	$766,968	$9,276	4.84%
Short-term investments	4,356	26	2.39%	8,680	42	1.94%
Investment securities	50,780	373	2.94%	59,761	408	2.73%
Federal Home Loan Bank stock	3,533	31	3.51%	1,670	27	6.47%
Total interest-earning assets	923,908	12,129	5.25%	837,079	9,753	4.66%
Non-interest earning assets	63,362			48,958

Total assets	$987,270			$886,037

Interest-bearing liabilities:
Savings accounts	$118,032	108	0.37%	$118,382	70	0.24%
Money market accounts	231,766	699	1.21%	224,681	401	0.71%
NOW accounts	115,977	116	0.40%	110,907	154	0.56%
Certificates of deposit	103,862	514	1.98%	102,325	295	1.15%
Total interest-bearing deposits	569,637	1,437	1.01%	556,295	920	0.66%
Borrowings	80,483	534	2.65%	22,814	114	2.00%
Total interest-bearing liabilities	650,120	1,971	1.21%	579,109	1,034	0.71%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	189,544			180,850
Other noninterest-bearing liabilities	16,256			9,244
Total liabilities	855,920			769,203
Total equity	131,350			116,834
Total liabilities and equity	$987,270			$886,037

Net interest income		$10,158			$8,719
Interest rate spread (1)			4.04%			3.95%
Net interest-earning assets (2)	$273,788			$257,970
Net interest margin (3)			4.40%			4.17%
Average interest-earning assets to interest-bearing liabilities	142.11%			144.55%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Three Months Ended March 31, 2019
	Compared to the Three Months Ended March 31, 2018
	Increase (Decrease) Due to		Total
	Rate	Volume	Increase (Decrease)
(In thousands)
Interest-earning assets:
Loans	$1,161	$1,262	$2,423
Interest-earning deposits	8	(24)	(16)
Investment securities	29	(64)	(35)
Federal Home Loan Bank stock	(16)	20	4

Total interest-earning assets	1,183	1,193	2,376

Interest-bearing liabilities:
Savings accounts	38	(0)	38
Money Market accounts	285	13	298
Now accounts	(45)	7	(38)
Certificates of deposit	215	4	219

Total interest-bearing deposits	493	24	517

Borrowings	48	372	420

Total interest-bearing liabilities	541	396	937

Change in net interest income	$642	$797	$1,439

Management of Market Risk

Net Interest Income Simulation. We analyze our sensitivity to changes in interest rates through a net interest income simulation model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period in the current interest rate environment. We then calculate what the net interest income would be for the same period under the assumption that interest rates increase 200 basis points from current market rates and under the assumption that interest rates decrease 200 basis points from current market rates, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning March 31, 2019.

	At March 31,
(Dollars in thousands)	2019
Changes in	Estimated
Interest Rates	Net Interest Income
(Basis Points)	Over Next 12 Months	Change
200	$42,590	(1.67)%
0	43,313	-
-200	43,124	(0.44)%

Economic Value of Equity Simulation. We also analyze the sensitivity of our financial condition to changes in interest rates through an economic value of equity (“EVE”) model. EVE represents the present value of the expected cash flows from our assets less the present value of the expected cash flows arising from our liabilities adjusted for the value of off-balance sheet contracts. The EVE ratio represents the dollar amount of our EVE divided by the present value of our total assets for a given interest rate scenario. EVE attempts to quantify our economic value using a discounted cash flow methodology while the EVE ratio reflects that value as a form of capital ratio. We estimate what our EVE would be as of a specific date. We then calculate what EVE would be as of the same date throughout a series of interest rate scenarios representing immediate and permanent, parallel shifts in the yield curve. We currently calculate EVE under the assumptions that interest rates increase 100, 200, 300 and 400 basis points from current market rates, and under the assumption that interest rates decrease 100 and 200 basis points from current market rates.

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of March 31, 2019.

	At March 31,
(Dollars in thousands)	2019
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change

400	$146,464	(1.70)%
300	148,764	(0.20)%
200	150,608	1.10%
100	151,172	1.50%
0	148,999	-
-100	141,668	(4.90)%
-200	125,974	(15.50)%

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $23.7 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $49.7 million at March 31, 2019.

At March 31, 2019, we had the ability to borrow a total of $203.7 million from the Federal Home Loan Bank of Boston. On that date, we had $79.9 million in advances outstanding. At March 31, 2019, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $177.3 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At March 31, 2019 and December 31, 2018, we had $23.8 million and $42.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at March 31, 2019 and December 31, 2018, we had $187.8 million and $196.1 million in unadvanced funds to borrowers, respectively. We also had $1.5 million in outstanding letters of credit at March 31, 2019 and December 31, 2018.

Certificates of deposit due within one year of March 31, 2019 totaled $77.6 million, or 10.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the three months ended March 31, 2019, we originated $56.0 million of loans, all of which were intended to be held in our portfolio, and did not purchase any loans. We purchased $13.7 million and sold $13.5 million in securities. During the three months ended March 31, 2018, we originated $58.9 million of loans, all of which were intended to be held in our portfolio and we purchased $1.0 million in loans. We did not purchase any securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $7.2 million and a net decrease of $30.4 million for the three months ended March 31, 2019 and 2018, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Borrowings increased $11.9 million and $18.4 million during the three months ended March 31, 2019 and 2018, respectively.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the FDIC. At March 31, 2019, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	On January 26, 2017, the Company announced a repurchase program under which it would repurchase up to 6.6% of the then-outstanding shares of the Company’s common stock (625,015 shares) from time to time, depending on market conditions. The authorization by the Company’s Board of Directors for the company to repurchase shares of common stock from time to time will remain in effect until the repurchase program is completed or terminated by the Company’s Board of Directors, though there can be no assurance that the Company in fact will repurchase additional shares under the repurchase program. As of March 31, 2019, the Company had repurchased 37,471 shares at an average price of $21.57 per share. For the three months ended March 31, 2019, there were no repurchases of common stock of the Company.

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
101

The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

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

PROVIDENT BANCORP, INC.

Date:	May 10, 2019	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date:	May 10, 2019	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

