Form 10-Q
period 2019-06-30
Provident Bancorp, Inc.
filed 2019-08-09
CIK 1635840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 6, 2019, there were 9,621,822 shares of the Registrant’s common stock, no par value per share, outstanding.

Provident Bancorp, Inc.

Form 10-Q

Part I.	Financial Information
Item 1.	Financial Statements

PROVIDENT BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
(Dollars in thousands)	2019	2018
	(unaudited)
Assets
Cash and due from banks	$11,285	$10,941
Short-term investments	16,996	17,672
Cash and cash equivalents	28,281	28,613
Investments in available-for-sale securities (at fair value)	48,590	51,403
Federal Home Loan Bank stock, at cost	3,836	2,650
Loans, net	885,126	835,528
Bank owned life insurance	26,576	26,226
Premises and equipment, net	22,776	16,086
Other real estate owned	1,740	1,676
Accrued interest receivable	3,226	2,638
Deferred tax asset, net	6,398	6,437
Other assets	4,626	2,822
Total assets	$1,031,175	$974,079

Liabilities and Equity
Deposits:
Noninterest-bearing	$219,497	$195,293
Interest-bearing	583,905	572,803
Total deposits	803,402	768,096
Borrowings	81,963	68,022
Operating lease liabilities	3,901	-
Other liabilities	10,146	12,377
Total liabilities	899,412	848,495
Shareholders' equity:
Preferred stock; authorized 50,000 shares: no shares issued and outstanding	-	-
Common stock, no par value: 30,000,000 shares authorized; 9,658,284 shares issued, 9,621,822 shares outstanding at June 30, 2019 and 9,662,181 shares issued, 9,625,719 shares outstanding at December 31, 2018	-	-
Additional paid-in capital	46,567	45,895
Retained earnings	88,100	83,351
Accumulated other comprehensive income (loss)	384	(255)
Unearned compensation - ESOP	(2,500)	(2,619)
Treasury stock: 36,462 shares	(788)	(788)
Total shareholders' equity	131,763	125,584
Total liabilities and shareholders' equity	$1,031,175	$974,079

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
	(unaudited)
Interest and dividend income:
Interest and fees on loans	$12,270	$9,925	$23,969	$19,201
Interest and dividends on securities	420	410	824	845
Interest on short-term investments	41	42	67	84
Total interest and dividend income	12,731	10,377	24,860	20,130
Interest expense:
Interest on deposits	1,531	1,009	2,968	1,929
Interest on borrowings	599	204	1,133	318
Total interest expense	2,130	1,213	4,101	2,247
Net interest and dividend income	10,601	9,164	20,759	17,883
Provision for loan losses	1,354	638	2,816	1,294
Net interest and dividend income after provision for loan losses	9,247	8,526	17,943	16,589
Noninterest income:
Customer service fees on deposit accounts	356	339	685	701
Service charges and fees - other	506	594	918	1,049
Gain on sale of securities, net	-	-	113	-
Bank owned life insurance income	173	172	350	343
Other income	21	13	36	38
Total noninterest income	1,056	1,118	2,102	2,131
Noninterest expense:
Salaries and employee benefits	4,274	4,269	8,568	8,433
Occupancy expense	550	417	1,194	867
Equipment expense	109	121	215	243
Data processing	150	193	354	397
Marketing expense	69	61	124	114
Professional fees	496	329	918	577
Directors' compensation	188	163	369	326
Other	1,047	858	1,887	1,830
Total noninterest expense	6,883	6,411	13,629	12,787
Income before income tax expense	3,420	3,233	6,416	5,933
Income tax expense	889	843	1,667	1,521
Net income	$2,531	$2,390	$4,749	$4,412

Earnings per share:
Basic	$0.27	$0.26	$0.51	$0.48
Diluted	$0.27	$0.26	$0.51	$0.47

Weighted Average Shares:
Basic	9,280,989	9,233,745	9,274,085	9,226,244
Diluted	9,348,861	9,302,425	9,329,558	9,294,317

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Net income	$2,531	$2,390	$4,749	$4,412
Other comprehensive income (loss):
Unrealized holding gains (losses)	760	(92)	975	(1,305)
Reclassification adjustment for realized gains in net income	-	-	(113)	-
Unrealized gain (loss)	760	(92)	862	(1,305)
Income tax effect	(190)	(27)	(223)	327
Net of tax amount	570	(119)	639	(978)
Total comprehensive income	$3,101	$2,271	$5,388	$3,434

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	For the three months ended June 30, 2019 and 2018
				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
Balance, March 31, 2019	9,621,822	$46,236	$85,569	$(186)	$(2,559)	$(788)	$128,272
Net income	-	-	2,531	-	-	-	2,531
Other comprehensive income	-	-	-	570	-	-	570
Stock-based compensation expense	-	245	-	-	-	-	245
ESOP shares earned	-	86	-	-	59	-	145
Balance, June 30, 2019	9,621,822	$46,567	$88,100	$384	$(2,500)	$(788)	$131,763

Balance, March 31, 2018	9,628,796	$44,923	$76,069	$(270)	$(2,798)	$(594)	$117,330
Net income	-	-	2,390	-	-	-	2,390
Other comprehensive loss	-	-	-	(119)	-	-	(119)
Stock-based compensation expense	-	240	-	-	-	-	240
ESOP shares earned	-	87	-	-	60	-	147
Balance, June 30, 2018	9,628,796	$45,250	$78,459	$(389)	$(2,738)	$(594)	$119,988

	For the six months ended June 30, 2019 and 2018
				Accumulated
	Shares of	Additional		Other	Unearned
	Common	Paid-in	Retained	Comprehensive	Compensation	Treasury
(In thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	ESOP	Stock	Total
Balance, December 31, 2018	9,625,719	$45,895	$83,351	$(255)	$(2,619)	$(788)	$125,584
Net income	-	-	4,749	-	-	-	4,749
Other comprehensive income	-	-	-	639	-	-	639
Stock-based compensation expense	-	510	-	-	-	-	510
Restricted stock award grant forfeiture	(3,897)	-	-	-	-	-	-
ESOP shares earned	-	162	-	-	119	-	281
Balance, June 30, 2019	9,621,822	$46,567	$88,100	$384	$(2,500)	$(788)	$131,763

Balance, December 31, 2017	9,628,796	$44,592	$74,047	$589	$(2,857)	$(594)	$115,777
Net income	-	-	4,412	-	-	-	4,412
Other comprehensive loss	-	-	-	(978)	-	-	(978)
Stock-based compensation expense	-	480	-	-	-	-	480
ESOP shares earned	-	178	-	-	119	-	297
Balance, June 30, 2018	9,628,796	$45,250	$78,459	$(389)	$(2,738)	$(594)	$119,988

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$4,749	$4,412
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premiums, net of accretion	97	147
ESOP expense	281	297
Gain on sale of securities, net	(113)	-
Change in deferred loan fees, net	357	30
Provision for loan losses	2,816	1,294
Depreciation and amortization	768	370
Gain on disposals of premises and equipment	(9)
Increase in accrued interest receivable	(588)	(149)
Deferred tax benefit	(185)	-
Share-based compensation expense	510	480
Increase in cash surrender value of life insurance	(350)	(343)
Principal repayments of operating lease obligations	(36)	-
Increase in other assets	(1,804)	(7)
(Decrease) increase in other liabilities	(2,129)	1,712
Net cash provided by operating activities	4,364	8,243

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,729)	-
Proceeds from sales of available-for-sale securities	13,565	-
Proceeds from pay downs, maturities and calls of available-for-sale securities	3,855	4,655
Purchase of Federal Home Loan Bank stock, net of redemptions	(1,186)	(302)
Loan originations and purchases, net of paydowns	(52,771)	(29,291)
Additions to premises and equipment	(3,698)	(294)
Additions to assets held-for-sale	-	(147)
Proceeds from the sale of equipment	85	-
Additions to other real estate owned	(64)	-
Net cash used in investing activities	(53,943)	(25,379)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	Six Months Ended
	June 30,
(In thousands)	2019	2018
Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings accounts	(4,790)	17,574
Net increase (decrease) increase in time deposits	40,096	(13,362)
Proceeeds from advances from Federal Home Loan Bank	-	10,000
Net change in short-term borrowings	13,941	3,040
Net cash provided by financing activities	49,247	17,252

Net (decrease) increase in cash and cash equivalents	(332)	116
Cash and cash equivalents at beginning of period	28,613	47,689
Cash and cash equivalents at end of period	$28,281	$47,805

Supplemental disclosures:
Interest paid	$4,126	$2,328
Income taxes paid	2,391	1,290
Recognition of right-of-use assets in premises and equipment (1)	3,836	-
Recognition of operating lease liabilities (1)	3,938	-
Reclassification of accrued rent from other liabilities to premises and equipment (1)	102	-
Assets held-for-sale transferred to premises and equipment	-	3,433

(1) Adoption of ASU 2016-02, Leases (Note 15)

The accompanying notes are an integral part of the consolidated financial statements.

PROVIDENT BANCORP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements of Provident Bancorp, Inc., a Massachusetts corporation (the “Company”), were prepared in accordance with the instructions for Form 10-Q and with Regulation S-X and do not include information or footnotes necessary for a complete presentation of the financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for future periods, including the entire fiscal year. Certain amounts in 2018 have been reclassified to be consistent with the 2019 consolidated financial statement presentation, and had no effect on the net income reported in the consolidated statement of income. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the annual report on Form 10-K the Company filed with the Securities and Exchange Commission on March 14, 2019.

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

The Company is headquartered in Amesbury, Massachusetts. The Bank operates its business from seven banking offices located in Amesbury and Newburyport, Massachusetts and Portsmouth, Exeter, Bedford, and Seabrook, New Hampshire. The Bank also has four loan production offices in Boston, Hingham, and Dedham, Massachusetts and Portsmouth, New Hampshire. The Bank provides a variety of financial services to individuals and small businesses. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial mortgages and commercial loans.

On June 5, 2019, the Board of Trustees of Provident Bancorp (“MHC”) and the Board of Directors of the Company adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, the MHC will convert from the mutual holding company form of organization to the fully public form. The MHC will be merged into the Company, and the MHC will no longer exist. The Company will merge into a new Maryland corporation named Provident Bancorp, Inc. As part of the conversion, the MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Provident Bancorp, Inc., the new Maryland Corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of Provident Bancorp, Inc. common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares), adjusted to reflect assets held by the MHC. When the conversion and public offering are completed, all of the capital stock of The Provident Bank will be owned by Provident Bancorp, Inc., the Maryland corporation.

The Plan provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of The Provident Bank in an amount equal to the MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus plus the MHC’s net assets (excluding its ownership of the Company). Following the completion of the conversion, the Company and The Provident Bank will not be permitted to pay dividends on their capital stock if the shareholders’ equity of Provident Bancorp, Inc., the Maryland corporation, or the shareholder’s equity of The Provident Bank, would be reduced below the amount of the liquidation accounts. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering. Costs of $380,000 have been incurred related to the conversion as of June 30, 2019.

The Securities and Exchange Commission declared the new Company’s Registration Statement effective August 7, 2019.

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

The following summarizes the amortized cost of investment securities classified as available-for-sale and their approximate fair values at June 30, 2019 and December 31, 2018:

	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
(In thousands)	Basis	Gains	Losses	Value
June 30, 2019
State and municipal securities	$11,438	$336	$-	$11,774
Asset-backed securities	5,935	119	-	6,054
Government mortgage-backed securities	30,717	229	184	30,762
Total available-for-sale securities	$48,090	$684	$184	$48,590

December 31, 2018
State and municipal securities	$20,118	$272	$135	$20,255
Asset-backed securities	6,512	-	141	6,371
Government mortgage-backed securities	25,135	138	496	24,777
Total available-for-sale securities	$51,765	$410	$772	$51,403

The scheduled maturities of debt securities were as follows at June 30, 2019:

	Available-for-Sale
	Amortized	Fair
(In thousands)	Cost	Value
Due in one year or less	$95	$95
Due after one year through five years	604	607
Due after five years through ten years	2,026	2,082
Due after ten years	8,713	8,990
Government mortgage-backed securities	30,717	30,762
Asset-backed securities	5,935	6,054
	$48,090	$48,590

The aggregate fair value and unrealized losses of securities that have been in a continuous unrealized loss position for less than twelve months and for twelve months or longer are as follows at June 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2019
Temporarily impaired securities:
Government mortgage-backed securities	$4,581	$76	$6,470	$108	$11,051	$184

December 31, 2018
Temporarily impaired securities:
State and municipal securities	$6,137	$115	$597	$20	$6,734	$135
Asset-backed securities	3,833	98	2,538	43	6,371	141
Government mortgage-backed securities	2,864	32	14,152	464	17,016	496
Total temporarily impaired securities	$12,834	$245	$17,287	$527	$30,121	$772

Government mortgage-backed securities: Management believes that no individual unrealized loss at June 30, 2019 represents an other-than-temporary impairment (OTTI) because the decline in fair value of these securities is primarily attributable to changes in market interest rates and not credit quality, and because the Company has the intent and ability to hold these investments until market price recovery or maturity.

(5) Loans

A summary of loans is as follows:

	At		At
	June 30,		December 31,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$389,068	43.30%	$364,867	43.00%
Commercial	398,277	44.32%	361,782	42.64%
Residential real estate	52,445	5.84%	57,361	6.76%
Construction and land development	40,491	4.51%	44,606	5.26%
Consumer	18,215	2.03%	19,815	2.34%
	898,496	100.00%	848,431	100.00%
Allowance for loan losses	(11,790)		(11,680)
Deferred loan fees, net	(1,580)		(1,223)
Net loans	$885,126		$835,528

The following tables set forth information regarding the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at March 31, 2019	$4,247	$5,746	$240	$734	$812	$78	$11,857
Charge-offs	-	(1,190)	-	-	(266)	-	(1,456)
Recoveries	-	5	4	-	26	-	35
Provision (credit)	332	728	(13)	(85)	356	36	1,354
Balance at June 30, 2019	$4,579	$5,289	$231	$649	$928	$114	$11,790

Balance at March 31, 2018	$4,607	$3,668	$292	$939	$678	$52	$10,236
Charge-offs	-	(31)	-	-	(232)	-	(263)
Recoveries	-	-	-	-	19	-	19
Provision (credit)	(501)	875	(10)	29	270	(25)	638
Balance at June 30, 2018	$4,106	$4,512	$282	$968	$735	$27	$10,630

	For the six months ended June 30,
(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
Allowance for loan losses:

Balance at December 31, 2018	$4,152	$5,742	$251	$738	$710	$87	$11,680
Charge-offs	-	(2,223)	-	-	(547)	-	(2,770)
Recoveries	-	15	4	-	45	-	64
Provision (credit)	427	1,755	(24)	(89)	720	27	2,816
Balance at June 30, 2019	$4,579	$5,289	$231	$649	$928	$114	$11,790

Balance at December 31, 2017	$4,483	$3,280	$300	$965	$649	$80	$9,757
Charge-offs	-	(51)	-	-	(398)	-	(449)
Recoveries	-	1	-	-	27	-	28
Provision (credit)	(377)	1,282	(18)	3	457	(53)	1,294
Balance at June 30, 2018	$4,106	$4,512	$282	$968	$735	$27	$10,630

The following table sets forth information regarding the allowance for loan losses and related loan balances by segment at June 30, 2019 and December 31, 2018:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
June 30, 2019
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$-	$163	$-	$-	$-	$-	$163
Ending balance:
Collectively evaluated for impairment	4,579	5,126	231	649	928	114	11,627
Total allowance for loan losses ending balance	$4,579	$5,289	$231	$649	$928	$114	$11,790

Loans:
Ending balance:
Individually evaluated for impairment	$1,823	$4,155	$380	$-	$-		$6,358
Ending balance:
Collectively evaluated for impairment	387,245	394,122	52,065	40,491	18,215		892,138
Total loans ending balance	$389,068	$398,277	$52,445	$40,491	$18,215		$898,496

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Unallocated	Total
December 31, 2018
Allowance for loan losses:
Ending balance:
Individually evaluated for impairment	$62	$1,039	$-	$-	$-	$-	$1,101
Ending balance:
Collectively evaluated for impairment	4,090	4,703	251	738	710	87	10,579
Total allowance for loan losses ending balance	$4,152	$5,742	$251	$738	$710	$87	$11,680

Loans:
Ending balance:
Individually evaluated for impairment	$1,853	$5,291	$388	$-	$-		$7,532
Ending balance:
Collectively evaluated for impairment	363,014	356,491	56,973	44,606	19,815		840,899
Total loans ending balance	$364,867	$361,782	$57,361	$44,606	$19,815		$848,431

The following tables set forth information regarding non-accrual loans and loan delinquencies by portfolio segment at June 30, 2019 and December 31, 2018:

							90 Days
			90 Days	Total			or More
	30 - 59	60 - 89	or More	Past	Total	Total	Past Due	Non-accrual
(In thousands)	Days	Days	Past Due	Due	Current	Loans	and Accruing	Loans
June 30, 2019
Commercial real estate	$632	$-	$519	$1,151	$387,917	$389,068	$-	$519
Commercial	59	38	346	443	397,834	398,277	-	3,760
Residential real estate	144	257	481	882	51,563	52,445	-	1,052
Construction and land development	-	-	-	-	40,491	40,491	-	-
Consumer	80	67	82	229	17,986	18,215	-	87
Total	$915	$362	$1,428	$2,705	$895,791	$898,496	$-	$5,418

December 31, 2018
Commercial real estate	$742	$-	$519	$1,261	$363,606	$364,867	$-	$519
Commercial	40	-	3,167	3,207	358,575	361,782	-	4,830
Residential real estate	321	223	30	574	56,787	57,361		850
Construction and land development	-	-	-	-	44,606	44,606	-	-
Consumer	62	46	59	167	19,648	19,815	-	62
Total	$1,165	$269	$3,775	$5,209	$843,222	$848,431	$-	$6,261

Information about the Company’s impaired loans by portfolio segment was as follows at and for the six months ended June 30, 2019 and at and for the year ended December 31, 2018:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized
June 30, 2019
With no related allowance recorded:
Commercial real estate	$1,823	$1,823	$-	$1,838	$30
Commercial	896	965	-	1,120	13
Residential real estate	380	380	-	384	8
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	3,099	3,168	-	3,342	51

With an allowance recorded:
Commercial real estate	-	-	-	-	-
Commercial	3,259	3,333	163	4,994	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	3,259	3,333	163	4,994	-

Total
Commercial real estate	1,823	1,823	-	1,838	30
Commercial	4,155	4,298	163	6,114	13
Residential real estate	380	380	-	384	8
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$6,358	$6,501	$163	$8,336	$51

December 31, 2018
With no related allowance recorded:
Commercial real estate	$1,334	$1,334	$-	$5,614	$69
Commercial	4,050	4,110	-	4,894	38
Residential real estate	388	388	-	396	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with no related allowance	5,772	5,832	-	10,904	127

With an allowance recorded:
Commercial real estate	519	519	62	519	-
Commercial	1,241	1,267	1,039	1,695	52
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired with an allowance recorded	1,760	1,786	1,101	2,214	52

Total
Commercial real estate	1,853	1,853	62	6,133	69
Commercial	5,291	5,377	1,039	6,589	90
Residential real estate	388	388	-	396	20
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans	$7,532	$7,618	$1,101	$13,118	$179

The following summarizes troubled debt restructurings entered into during the six months ended June 30, 2019:

(Dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
June 30, 2019
Troubled debt restructurings:
Commercial	1	$1,963	$1,963
	1	$1,963	$1,963

In the six months ended June 30, 2019, the Company approved one troubled debt restructuring totaling $1.9 million. This commercial loan was placed on an extended 12-month interest-only period with re-amortization to follow. An impairment analysis was performed and a specific reserve of $136,000 was allocated to this relationship.

There were no troubled debt restructurings during the six months ended June 30, 2018.

The following tables present the Company’s loans by risk rating and portfolio segment at June 30, 2019 and December 31, 2018:

(In thousands)	Commercial Real Estate	Commercial	Residential Real Estate	Construction and Land Development	Consumer	Total
June 30, 2019
Grade:
Pass	$366,217	$380,188	$-	$40,198	$-	$786,603
Special mention	4,871	13,809	-	-	-	18,680
Substandard	17,980	4,280	515	293	-	23,068
Not formally rated	-	-	51,930	-	18,215	70,145
Total	$389,068	$398,277	$52,445	$40,491	$18,215	$898,496

December 31, 2018
Grade:
Pass	$356,415	$339,079	$-	$44,606	$-	$740,100
Special mention	6,531	11,339	-	-	-	17,870
Substandard	1,921	10,447	571	-	-	12,939
Doubtful	-	917	-	-	-	917
Not formally rated	-	-	56,790	-	19,815	76,605
Total	$364,867	$361,782	$57,361	$44,606	$19,815	$848,431

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

(6)	Deposits

A summary of deposit balances, by type is as follows:

	June 30,	December 31,
(In thousands)	2019	2018
NOW and demand	$326,794	$332,064
Regular Savings	119,433	109,322
Money Market deposits	219,683	229,314
Total non-certificate accounts	665,910	670,700

Certificate accounts of $250,000 or more	18,075	14,164
Certificate accounts less than $250,000	119,417	83,232
Total certificate accounts	137,492	97,396
Total deposits	$803,402	$768,096

(7) Federal Home Loan Bank Advances

Borrowings from the Federal Home Loan Bank (the “FHLB”) are secured by a blanket lien on qualified collateral, consisting primarily of loans with first mortgages secured by one to four family properties, certain commercial real estate loans and other qualified assets.

Maturities of advances from the FHLB as of June 30, 2019 are summarized as follows:

(In thousands)
Fiscal Year-End	Dollar Amount
2019	$56,988
2020	11,475
2021	5,000
2023	8,500
Total	$81,963

(8)	Fair Value Measurements

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

The following summarizes financial instruments measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2019
State and municipal securities	$11,774	$-	$11,774	$-
Asset-backed securities	6,054	-	6,054	-
Mortgage-backed securities	30,762	-	30,762	-
Totals	$48,590	$-	$48,590	$-

December 31, 2018
State and municipal securities	$20,255	$-	$20,255	$-
Asset-backed securities	6,371	-	6,371	-
Mortgage-backed securities	24,777	-	24,777	-
Totals	$51,403	$-	$51,403	$-

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

The following summarizes assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
		Identical Assets	Inputs	Inputs
(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2019
Impaired loans	$3,416	$-	$-	$3,416
Other real estate owned	1,740	-	1,740	-

December 31, 2018
Impaired loans	$659	$-	$-	$659
Other real estate owned	1,676	-	1,676	-

The following is a summary of the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input
June 30, 2019
Impaired loans	$3,416	Business valuation	Comparable company evaluations

December 31, 2018
Impaired loans	$659	Real estate appraisals and business valuation	Discount for dated appraisals and comparable company evaluations

(9)	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company's financial instruments, all of which are held or issued for purposes other than trading, are as follows at June 30, 2019 and December 31, 2018:

	Carrying	Fair Value
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial assets:
Cash and cash equivalents	$28,281	$28,281	$-	$-	$28,281
Available-for-sale securities	48,590	-	48,590	-	48,590
Federal Home Loan Bank of Boston stock	3,836	3,836	-	-	3,836
Loans, net	885,126	-	-	880,744	880,744
Accrued interest receivable	3,226	-	3,226	-	3,226
Financial liabilities:
Deposits	803,402	-	-	804,117	804,117
Borrowings	81,963	-	82,259	-	82,259

December 31, 2018
Financial assets:
Cash and cash equivalents	$28,613	$28,613	$-	$-	$28,613
Available-for-sale securities	51,403	-	51,403	-	51,403
Federal Home Loan Bank of Boston stock	2,650	2,650	-	-	2,650
Loans, net	835,528	-	-	827,090	827,090
Accrued interest receivable	2,638	-	2,638	-	2,638
Financial liabilities:
Deposits	768,096	-	-	768,010	768,010
Borrowings	68,022	-	67,846	-	67,846

(10)	Regulatory Capital

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

Effective January 1, 2015 (with a phase-in period of two to four years for certain components), the Bank became subject to capital regulations adopted by the Federal Deposit Insurance Corporation (“FDIC”), which implement the Basel III regulatory capital reforms and the changes required by the Dodd-Frank Act. The regulations require a new Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets ratio of 6.0%, a minimum total capital to risk-weighted assets ratio of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable adjustments and deductions. Under new prompt corrective action regulations, in order to be considered “well capitalized,” the Bank must maintain a CET1 capital ratio of 6.5% and a Tier 1 ratio of 8.0%, a total risk based capital ratio of 10% and a Tier 1 leverage ratio of 5.0%. As of June 30, 2019 and December 31, 2018, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement began being phased in starting on January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. At June 30, 2019, the Bank exceeded the fully phased in regulatory requirement for the capital conservation buffer.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well
						Capitalized Under
			For Capital			Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio	Amount		Ratio
June 30, 2019
Total Capital (to Risk Weighted Assets)	$135,170	14.20%	$76,152	>	8.0%	$95,190	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	123,380	12.96	$57,114	>	6.0	76,152	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	123,380	12.96	$42,836	>	4.5	61,874	>	6.5
Tier 1 Capital (to Average Assets)	123,380	12.30	$40,128	>	4.0	50,161	>	5.0
December 31, 2018
Total Capital (to Risk Weighted Assets)	$128,939	14.55%	$70,891	>	8.0%	$88,614	>	10.0%
Tier 1 Capital (to Risk Weighted Assets)	117,855	13.30	53,168	>	6.0	70,891	>	8.0
Common Equity Tier 1 Capital (to Risk Weighted Assets)	117,855	13.30	39,876	>	4.5	57,599	>	6.5
Tier 1 Capital (to Average Assets)	117,855	12.69	37,157	>	4.0	46,446	>	5.0

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

From time to time, the Company may use capital management tools such as cash dividends and common share repurchases. In January 2017, the Company received a non-objection from the Federal Reserve Board to adopt a stock repurchase program for up to 625,015 shares of its common stock, or approximately 6.6% of the current outstanding shares. Through June 30, 2019, the Company had repurchased at an average price of $21.57 per share, a total of 37,471 shares out of the 625,015 shares authorized for repurchase under the Company’s repurchase program

Liquidation Account

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

Shares held by the ESOP include the following:

	June 30, 2019	December 31, 2018
Allocated	95,240	71,430
Committed to be allocated	11,905	23,810
Unallocated	250,007	261,912
Total	357,152	357,152

The fair value of unallocated shares was approximately $7.0 million at June 30, 2019.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2019 2018 was $145,000 and $147,000, respectively. Total compensation expense recognized for the six months ended June 30, 2019 and 2018 was $281,000 and $297,000, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2019	2018	2019	2018
Net Income attributable to common shareholders	$2,531	$2,390	$4,749	$4,412

Average number of common shares issued	9,658,284	9,657,319	9,660,222	9,657,319
Less:
average unallocated ESOP shares	(261,674)	(282,918)	(266,573)	(283,833)
average unvested restricted stock	(79,339)	(111,833)	(83,282)	(118,419)
average treasury stock acquired	(36,282)	(28,823)	(36,282)	(28,823)
Average number of common shares outstanding to calculate basic earnings per common share	9,280,989	9,233,745	9,274,085	9,226,244

Effect of dilutive unvested restricted stock and stock option awards	67,872	68,680	55,473	68,073
Average number of common shares outstanding to calculate diluted earnings per common share	9,348,861	9,302,425	9,329,558	9,294,317

Earnings per common share:
Basic	$0.27	$0.26	$0.51	$0.48
Diluted	$0.27	$0.26	$0.51	$0.47

(13)	Share-Based Compensation

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

Expense related to options and restricted stock granted to directors is recognized in directors’ compensation within non-interest expense.

Stock Options

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.
•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.
•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

A summary of the status of the Company’s stock option grants for the six months ended June 30, 2019, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	396,438	$17.89
Granted	-
Forfeited	-
Exercised	-
Outstanding at June 30, 2019	396,438	$17.89	7.51	$4,005,000
Outstanding and expected to vest at June 30, 2019	396,438	$17.89	7.51	$4,005,000
Vested and Exercisable at June 30, 2019	151,272	$17.50	7.41	$632,000
Unrecognized compensation cost	$1,033,000
Weighted average remaining recognition period (years)	2.51

For the three months ended June 30, 2019 and 2018, total expense for the stock options was $103,000 and $101,000, respectively. Total expense for the stock options was $201,000 for each of the six months ended June 30, 2019 and 2018,

Restricted Stock

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

The following table presents the activity in restricted stock awards under the Equity Plan for the six months ended June 30, 2019:

	Unvested Restricted Stock Awards	Weighted Average Grant Date Price
Unvested restricted stock awards at January 1, 2019	98,073	$18.13
Granted	-
Forfeited	-
Unvested restricted stock awards at June 30, 2019	98,073	$18.13
Unrecognized compensation cost	$1,415,000
Weighted average remaining recognition period (years)	2.51

For the three months ended June 30, 2019 and 2018, total expense for the restricted stock awards was $142,000 and $140,000, respectively. For the six months ended June 30, 2019 and 2018, total expense for the restricted stock awards was $309,000 and $279,000, respectively

(14)	Commitments and Contingencies

Litigation

In April 2018, the Bank conducted a foreclosure sale of certain real and personal property which secured four non-accruing loans originally made by the Bank. The aggregate outstanding principal balance of these loans was approximately $7.5 million, of which (a) approximately $4.9 million was due and owing to the Bank and (b) approximately $2.6 million was due and owing to another financial institution who purchased participation interests in certain of these loans (the “Participant”). The Bank received approximately $8.3 million in proceeds from this foreclosure sale. The U.S. Small Business Administration (“SBA”), which also made a secured loan to the same obligors, disputed the Bank’s retention of, and claimed priority to, a portion of the proceeds generated from this foreclosure sale, alleging a breach of contract and sought monetary damages in the approximate amount of $2.0 million. As previously disclosed, we had segregated into a separate deposit account the entire amount in dispute, including the amount that would be provided to the participating institution. In June 2019, we settled this matter with the SBA and the participating institution for the amounts we had segregated and the settlement did not have a significant impact on our financial condition or results of operations.

(15)	Leases

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842). This standard required the Company to recognize on the balance sheet right-of-use assets and lease liabilities, which approximate the present value of the Company’s remaining lease payments. As of June 30, 2019, the Company recognized right-of-use assets and operating lease liabilities totaling $3.8 million and $3.9 million, respectively. The right-of-use assets are included in the total for premises and equipment net.

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

The lease liabilities recognized by the Company represent three leased branch locations. The Company’s leases have remaining initial contractual lease terms ranging from nine months to 16.5 years. The Company terminated the lease on the Hampton, New Hampshire branch effective May 2019; therefore, the Company chose to account for this lease using the short-term lease exemption and did not apply the new accounting guidance to this lease. Some of the Company’s leases include options to extend the lease for up to 20 years. The lease liabilities recognized include certain lease extensions as it is expected that the Company will use substantially all lease renewal options. Rent expense for the operating leases has been straight lined for the remaining lease term. For the six months ended June 30, 2019, rent expense for the three operating leases totaled $144,000.

The maturities of the annual cash flows for the Company’s lease liabilities and other information as of June 30, 2019 are summarized as follows:

(Dollars in thousands)
Fiscal Year-End	Dollar Amount
2019	$97
2020	165
2021	172
2022	172
2023	172
Thereafter	6,461
Total lease payments	7,239
Less imputed interest	(3,338)
Total lease liabilities	$3,901

Weighted-average remaining lease term - operating leases	32.3 years
Weighted-average discount rate - operating leases	3.78%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations at June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018 is intended to assist in understanding our financial condition and results of operations. Operating results for the three and six month period ended June 30, 2019 may not be indicative of results for all of 2019 or any other period. The information contained in this section should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto, appearing in Part 1, Item 1 of this report.

Forward-Looking Statements

This document may contain certain forward-looking statements, such as statements of the Company’s or the Bank’s plans, objectives, expectations, estimates and intentions. Forward-looking statements may be identified by the use of words such as “expects,” “subject,” “believes,” “will,” “intends,” “may,” “will be,” “would” or similar expressions. Readers should not place undue reliance on any forward-looking statements, which reflect management’s analysis of factors only as of the date of which they are given. These statements are subject to change based on various important factors (some of which are beyond the Company’s or the Bank’s control) and actual results may differ materially. These factors include general economic conditions, including trends and levels of interest rates; the ability of our borrowers to repay their loans; the ability of the Company or the Bank to effectively manage its growth; real estate values in the market area; loan demand; competition; changes in accounting policies; changes in laws and regulations; our success in introducing new products or entering new markets; our ability to retain key employees; failures or breaches of our IT systems; and results of regulatory examinations, among other factors. The foregoing list of important factors is not exclusive. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including Annual and Quarterly Reports on Forms 10-K and 10-Q, and Current Reports on Form 8-K.

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

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate, commercial real estate, construction and land development, commercial and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: levels/trends in delinquencies; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions. There were no changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the six months ended June 30, 2019 or during the year ended December 31, 2018.

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

Balance Sheet Analysis

Assets. Total assets were $1.0 billion at June 30, 2019, representing an increase of $57.1 million, or 5.9%, from $974.1 million at December 31, 2018. The increase resulted primarily from increases in net loans of $49.6 million premises and equipment of $6.7 million, and other assets of $1.8 million. The increases were partially offset by decreases in available-for-sale investment securities of $2.8 million.

Securities. Investments in available-for-sale securities decreased $2.8 million, or 5.5%, to $48.6 million at June 30, 2019 from $51.4 million at December 31, 2018. The decrease is primarily due to principal paydowns on government mortgage-backed securities partially, offset by an increase in the fair value of the securities.

Loans. At June 30, 2019, net loans were $885.1 million, or 85.8% of total assets, compared to $835.5 million, or 85.8% of total assets, at December 31, 2018. Increases in commercial loans of $36.5 million, or 10.1%, and in commercial real estate loans of $24.2 million, or 6.6%, were partially offset by decreases in residential real estate loans of $4.9 million, or 8.6%, construction and land development loans of $4.1 million, or 9.2%, and consumer loans of $1.6 million, or 8.1%. Our commercial loan growth is attributed to a continued focus on our specialized renewable energy loans and enterprise value loans. Renewable energy loans increased $4.3 million, or 8.5%, to $54.7 million at June 30, 2019 from $50.4 million at December 31, 2018. Enterprise value loans increased $15.0 million, or 10.8%, to $153.8 million at June 30, 2019 from $138.8 million at December 31, 2018.

The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At		At
	June 30,		December 31,
	2019		2018
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial real estate	$389,068	43.30%	$364,867	43.00%
Commercial	398,277	44.32%	361,782	42.64%
Residential real estate	52,445	5.84%	57,361	6.76%
Construction and land development	40,491	4.51%	44,606	5.26%
Consumer	18,215	2.03%	19,815	2.34%
	898,496	100.00%	848,431	100.00%
Allowance for loan losses	(11,790)		(11,680)
Deferred loan fees, net	(1,580)		(1,223)
Net loans	$885,126		$835,528

Premises and Equipment. Premises and equipment increased $6.7 million, or 41.6%, to $22.8 million at June 30, 2019, from $16.1 million at December 31, 2018. The increase was primarily due to increases in construction in progress costs and the adoption of FASB ASU No. 2016-02, Leases (Topic 842). In January 2017, the Company purchased a building in Portsmouth, New Hampshire with the intention of using a majority of the space for banking operations. The construction in progress costs increased $3.1 million, or 55.4% to $8.6 million at June 30, 2019 from $5.6 million at December 31, 2018. ASU No. 2016-02 became effective January 1, 2019 and required us to recognize on our balance sheet right-of-use assets, which approximate the present value of the remaining lease payments. As of June 30, 2019, the balance of the right-of-use assets was $3.8 million.

Other Assets. Other assets increased $1.8 million, or 63.9%, to $4.6 million at June 30, 2019 from $2.8 million at December 31, 2018. The increase is primarily due to an increase in receivables and deferred expenses from our second-step conversion and related stock offering.

Deposits. Total deposits increased $35.3 million, or 4.6%, to $803.4 million at June 30, 2019 from $768.1 million at December 31, 2018. The primary reason for the increase in deposits was due to an increase of $40.1 million, or 41.2%, in time deposits and an increase of $10.1 million, or 9.2%, in savings accounts, partially offset by a decrease in NOW and demand deposits of $5.3 million, or 1.6%, and a decrease of $9.6 million, or 4.2% in money market accounts. The increase in time deposits is primarily due to increases in brokered certificates of deposit of $24.7 million, or 44.4%, and an increase of $15.3 million, or 294.7%, from Qwickrate, where we gather certificates of deposit nationwide by posting rates we will pay on these deposits. The increase in savings accounts is primarily due to municipal deposits. NOW and demand deposits and money market accounts decreased due to the decrease in some of our high rate relationships.

Borrowings. Borrowings at June 30, 2019 consisted of Federal Home Loan Bank advances and at December 31, 2018 consisted of Federal Home Loan Bank advances and Federal Reserve Bank borrowings from the borrower-in-custody program. Borrowings increased $13.9 million, or 20.5%, to $82.0 million at June 30, 2019 from $68.0 million at December 31, 2018. The increase was primarily due to funding loan growth.

Other Liabilities. Other liabilities decreased $2.2 million, or 18.0%, to $10.1 million at June 30, 2019 from $12.4 million at December 31, 2018. The decrease was primarily due to the settlement of the lawsuit involving certain subordinated lienholders that disputed the priority of the Bank’s liens and the right of the Bank to retain proceeds from a foreclosure sale.

Shareholders’ Equity. Total shareholders’ equity increased $6.2 million, or 4.9%, to $131.8 million at June 30, 2019, from $125.6 million at December 31, 2018. The increase was due to year-to-date net income of $4.7 million, other comprehensive income of $639,000, stock-based compensation expense of $510,000, and employee stock option plan shares earned of $281,000. Book value per share increased to $13.69 at June 30, 2019 from $13.05 at December 31, 2018.

Asset Quality.

The following table sets forth information regarding our non-performing assets at the dates indicated.

	At	At
	June 30,	December 31,
(Dollars in thousands)	2019	2018
Non-accrual loans:
Real estate:
Commercial	$519	$519
Residential	1,052	850
Construction and land development	-	-
Commercial	3,760	4,830
Consumer	87	62
Total non-accrual loans	5,418	6,261

Accruing loans past due 90 days or more	-	-
Other real estate owned	1,740	1,676
Total non-performing assets	$7,158	$7,937

Total loans (1)	$896,916	$847,208
Total assets	$1,031,175	$974,079
Total non-performing loans to total loans (1)	0.60%	0.74%
Total non-performing assets to total assets	0.69%	0.81%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs.

The decrease in non-performing commercial loans at June 30, 2019 compared to December 31, 2018 was primarily due to workouts of the portfolio. Non-accrual loans as of June 30, 2019 consist primarily of three commercial relationships. Of the three relationships, two were originated through the BancAlliance network. BancAlliance has a membership of approximately 200 community banks that together participate in middle market commercial and industrial loans as a way to diversify their commercial portfolio.All impaired loan relationships have been evaluated and specific reserves of $163,000 were allocated as of June 30, 2019.

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

Allowance for Loan Losses. The allowance for loan losses is maintained at levels considered adequate by management to provide for probable loan losses inherent in the loan portfolio as of the consolidated balance sheet reporting dates. The allowance for loan losses is based on management’s assessment of various factors affecting the loan portfolio, including portfolio composition, delinquent and non-accrual loans , national and local business conditions and loss experience and an overall evaluation of the quality of the underlying collateral.

The following table sets forth activity in our allowance for loan losses for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Allowance at beginning of period	$11,680	$9,757
Provision for loan losses	2,816	1,294
Charge offs:
Real estate:
Commercial	-	-
Residential	-	-
Construction and land development	-	-
Commercial	2,223	51
Consumer	547	398
Total charge-offs	2,770	449

Recoveries:
Real estate:
Commercial	-	-
Residential	4	-
Construction and land development	-	-
Commercial	15	1
Consumer	45	27
Total recoveries	64	28

Net charge-offs	2,706	421

Allowance at end of period	$11,790	$10,630

Non-performing loans at end of period	$5,418	$7,128
Total loans outstanding at end of period (1)	896,916	780,735
Average loans outstanding during the period (1)	872,912	769,887

Allowance to non-performing loans	217.61%	149.13%
Allowance to total loans outstanding at end of period	1.31%	1.36%
Net charge-offs to average loans outstanding during the during the period (annualized)	0.62%	0.11%

(1) Loans are presented before the allowance for loan losses but include deferred fees/costs

During the six months ended June 30, 2019, total net charge-offs were $2.7 million compared to net charge-offs of $421,000 for the same period in 2018. Charge-offs in 2019 primarily resulted from three commercial relationships. The Bank charged-off $601,000 for a traditional commercial and industrial relationship with the acceptance of a short-sale of the business. In addition, the Bank charged-off one commercial and industrial loan totaling $917,000 and accepted a short-sale of another loan, each of which was originated through the BancAlliance network. The accepted short-sale resulted in a charge-off of $589,000 on a $1.2 million loan relationship. As of June 30, 2019, the Bank has nine BancAlliance loan relationships remaining totaling $12.4 million. Out of the nine relationships, five totaling $6.6 million are pass rated, two totaling $3.4 million are on watch and two totaling $2.4 million are substandard. During the six months ended June 30, 2019, one relationship totaling $1.9 million was put on non-accrual and deemed impaired. We have allocated specific reserves totaling $136,000 for this relationship. Our last BancAlliance loan origination was in February 2017, and at this time we are not anticipating originating any new loans through this network.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

General. Net income increased $141,000 to $2.5 million for the three months ended June 30, 2019 from $2.4 million for the three months ended June 30, 2018. The increase was primarily related to an increase of $1.4 million in net interest and dividend income, partially offset by an increase in provision for loan losses of $716,000, and an increase in noninterest expense of $472,000.

Interest and Dividend Income. Interest and dividend income increased $2.4 million, or 22.7%, to $12.7 million for the three months ended June 30, 2019 from $10.4 million for the three months ended June 30, 2018. This increase was primarily attributable to an increase in interest and fees on loans, which increased $2.3 million, or 23.6%, to $12.3 million for the three months ended June 30, 2019 from $9.9 million for the three months ended June 30, 2018.

The increase in interest income on loans was due to an increase in the average balance of loans of $107.7 million, or 13.9%, to $880.5 million for the three months ended June 30, 2019, from $772.8 million for the three months ended June 30, 2018. In addition, interest income increased due to the yield on loans increasing 43 basis points to 5.57% for the three months ended June 30, 2019 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $917,000, or 75.6%, to $2.1 million for the three months ended June 30, 2019 from $1.2 million for the three months ended June 30, 2018, caused by an increase in interest expense on deposits and borrowings. Interest expense on deposits increased $522,000, or 51.7%, to $1.5 million for the three months ended June 30, 2019 from $1.0 million for the three months ended June 30, 2018, due primarily to an increase in the average rate paid on interest-bearing deposits of 34 basis points to 1.09% for the three months ended June 30, 2019 from 0.75% for the three months ended June 30, 2018. The increase in the average rate was primarily the result of increases in the average rates paid on money market accounts and certificates of deposit. The average rates paid on money market accounts and certificates of deposit increased due to changes in the market rate environment. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $25.3 million, or 4.7%, to $564.2 million for the three months ended June 30, 2019 from $538.9 million for the three months ended June 30, 2018. The increase resulted primarily from an increase in the average balance of certificates of deposit, which increased $27.9 million, or 29.4%.

Interest expense on borrowings increased $395,000, or 193.6%, to $599,000 for the three months ended June 30, 2019 from $204,000 for the three months ended June 30, 2018. The interest expense on borrowings increased due to the increase in average outstanding balance of $53.8 million, or 145.5%, to $90.7 million for the three months ended June 30, 2019, as we borrowed funds to support loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased by $1.4 million, or 15.7%, to $10.6 million for the three months ended June 30, 2019 from $9.2 million for the three months ended June 30, 2018. The increase was due to both higher balances of interest-earning assets and expanding margins. Our net interest rate spread increased one basis point to 4.10% for the three months ended June 30, 2019 from 4.09% for the three months ended June 30, 2018. Our net interest margin increased 15 basis points to 4.50% for the three months ended June 30, 2019 from 4.35% for the three months ended June 30, 2018.

Provision for Loan Losses. The provision for loan losses was $1.4 million for the three months ended June 30, 2019 compared to $638,000 for the three months ended June 30, 2018. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. During the three months ended June 30, 2019, we had $1.4 million in loan net charge-offs, for which we had allocated $786,000 in specific reserves as of March 31, 2019. The charge-offs resulted in provision expense of $636,000.

The provision recorded resulted in an allowance for loan losses of $11.8 million, or 1.31% of total loans, at June 30, 2019, compared to $11.7 million, or 1.38% of total loans, at December 31, 2018, and $10.6 million, or 1.36% of total loans, at June 30, 2018. Non-accrual loans as of June 30, 2019 were primarily comprised of three commercial and industrial relationships with a total carrying value of $3.6 million. Impairment was evaluated and specific reserves of $163,000 were allocated to impaired loans as of June 30, 2019.

As of June 30, 2019, the Bank has nine BancAlliance relationships remaining totaling $12.4 million. Out of the nine relationships, five totaling $6.6 million are pass rated, two totaling $3.4 million are on watch and two totaling $2.4 million are substandard. During the six months ended June 30, 2019, one relationship totaling $1.9 million was put on non-accrual and deemed impaired. We have allocated specific reserves totaling $136,000 for this relationship. Our last BancAlliance loan origination was in February 2017 and at this time we are not anticipating originating any new loans through this network.

Noninterest Income. Noninterest income decreased $62,000, or 5.5%, and was $1.1 million for each of the three months ended June 30, 2019 and 2018. The decrease was primarily caused due to a decrease in other service charges and fees, partially offset by the increase in customer service fees on deposit accounts. Other service charges and fees decreased $88,000, or 14.8%, to $506,000 for the three months ended June 30, 2019 from $594,000 for the three months ended June 30, 2018. Customer Service fees increased $17,000, or 5.0%, to $356,000 for the three months ended June 30, 2019 from $339,000 for the three months ended June 30, 2018. The decrease in other service charges was primarily due to a decrease in loan prepayments compared to the same period in 2018.

Noninterest Expense. Noninterest expense increased $472,000, or 7.4%, to $6.9 million for the three months ended June 30, 2019 compared to $6.4 million for the three months ended June 30, 2018. The primary increases for the three months ended June 30, 2019 were occupancy expense, professional fees, and other expense. The increase of $133,000, or 31.9%, in occupancy expense for the three months ended June 30, 2019 was primarily due to the acceleration of our leasehold improvements amortization related to the closure of our Hampton, New Hampshire branch in May 2019. The increase of $167,000, or 50.8%, for the three months ended June 30, 2019 in professional fees was due to increased consulting services to aid in our efforts to implement a continuous improvement culture and our development of deposit products and services. The increase of $189,000, or 22.0%, in other expense was primarily due to other real estate owned expenses and increased telecommunication expenses.

Income Tax Provision. We recorded a provision for income taxes of $889,000 for the three months ended June 30, 2019, reflecting an effective tax rate of 26.0%, compared to a provision of $843,000 for the three months ended June 30, 2018, reflecting an effective tax rate of 26.1%.

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

	For the Three Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans	$880,501	$12,270	5.57%	$772,775	$9,925	5.14%
Short-term investments	8,859	41	1.85%	10,722	42	1.57%
Investment securities	49,188	366	2.98%	56,872	388	2.73%
Federal Home Loan Bank stock	3,986	54	5.42%	2,058	22	4.28%
Total interest-earning assets	942,534	12,731	5.40%	842,427	10,377	4.93%
Non-interest earning assets	60,743			49,966

Total assets	$1,003,277			$892,393

Interest-bearing liabilities:
Savings accounts	$109,052	78	0.29%	$110,986	56	0.20%
Money market accounts	223,318	667	1.19%	218,775	507	0.93%
NOW accounts	108,963	113	0.41%	114,174	146	0.51%
Certificates of deposit	122,896	673	2.19%	94,998	300	1.26%
Total interest-bearing deposits	564,229	1,531	1.09%	538,933	1,009	0.75%
Borrowings	90,710	599	2.64%	36,947	204	2.21%
Total interest-bearing liabilities	654,939	2,130	1.30%	575,880	1,213	0.84%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	203,706			186,719
Other noninterest-bearing liabilities	14,361			10,913
Total liabilities	873,006			773,512
Total equity	130,271			118,881
Total liabilities and equity	$1,003,277			$892,393

Net interest income		$10,601			$9,164
Interest rate spread (1)			4.10%			4.09%
Net interest-earning assets (2)	$287,595			$266,547
Net interest margin (3)			4.50%			4.35%
Average interest-earning assets to interest-bearing liabilities	143.91%			146.29%

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

	For the Three Months Ended June 30, 2019
	Compared to the Three Months Ended June 30, 2018
	Increase (Decrease) Due to		Total
(In thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$888	$1,457	$2,345
Short-term investments	7	(8)	(1)
Investment securities	33	(55)	(22)
Federal Home Loan Bank stock	7	25	32

Total interest-earning assets	936	1,418	2,354

Interest-bearing liabilities:
Savings accounts	23	(1)	22
Money Market accounts	149	11	160
NOW accounts	(27)	(6)	(33)
Certificates of deposit	266	107	373

Total interest-bearing deposits	412	110	522

Borrowings	47	348	395

Total interest-bearing liabilities	459	458	917

Change in net interest income	$477	$960	$1,437

Results of Operations for the Six Months Ended June 30, 2019 and 2018

General. Net income increased $337,000 to $4.7 million for the six months ended June 30, 2019 from $4.4 million for the six months ended June 30, 2018. The increase was primarily related to an increase of $2.9 million in net interest and dividend income, partially offset by an increase in provision for loan losses of $1.5 million, an increase in noninterest expense of $842,000, and an increase in income tax expense of $146,000

Interest and Dividend Income. Interest and dividend income increased $4.7 million, or 23.5%, to $24.9 million for the six months ended June 30, 2019 from $20.1 million for the six months ended June 30, 2018. This increase was primarily attributable to an increase in interest and fees on loans, which increased $4.8 million, or 24.8%, to $23.9 million for the six months ended June 30, 2019 from $19.2 million for the six months ended June 30, 2018. The increase in interest and fees on loans was partially offset by a decrease in interest on short-term investments of $17,000, or 20.2%, to $67,000 for the six months ended June 30, 2019 from $84,000 for the six months ended June 30, 2018, and a decrease on interest and dividends on securities of $21,000, or 2.5% to $824,000 for the six months ended June 30, 2019.

The increase in interest income on loans was due to an increase in the average balance of loans of $103 million, or 13.4%, to $872.9 million for the six months ended June 30, 2019 from $769.9 million for the six months ended June 30, 2018. In addition, interest income increased due to the yield on loans increasing 50 basis points to 5.49% for the six months ended June 30, 2019 due to our continued focus on higher-yielding commercial lending.

Interest Expense. Interest expense increased $1.9 million, or 82.5%, to $4.1 million for the six months ended June 30, 2019 from $2.2 million for the six months ended June 30, 2018, caused by an increase in interest expense on deposits and borrowings. Interest expense on deposits increased $1.0 million, or 53.9%, to $3.0 million for the six months ended June 30, 2019 from $1.9 million for the six months ended June 30, 2018, due to an increase in the average rate paid on interest-bearing deposits of 35 basis points to 1.05% for the six months ended June 30, 2019 from 0.70% for the six months ended June 30, 2018. The increase in the average rate was primarily the result of increases in the average rates paid on money market accounts and certificates of deposit. The average rates paid on money market accounts and certificates of deposit increased due to changes in the market rate environment. Interest expense on deposits also increased due to an increase in the average balance of interest-bearing deposits of $19.3 million, or 3.5%, to $566.9 million for the six months ended June 30, 2019 from $547.6 million for the six months ended June 30, 2018. The increase resulted primarily from an increase in the average balance of certificates of deposits, which increased $14.8 million, or 15.0%.

Interest expense on borrowings increased $815,000, or 256.3%, to $1.1 million for the six months ended June 30, 2019 from $318,000 for the six months ended June 30, 2018. The interest expense on borrowings increased primarily due to the increase in average outstanding balance of $55.7 million, or 186.2% to $85.6 million for the six months ended June 30, 2019, as we borrowed funds to support loan growth.

Net Interest and Dividend Income. Net interest and dividend income increased $2.9 million, or 16.1%, to $20.8 million for the six months ended June 30, 2019 from $17.9 million for the six months ended June 30, 2018. The increase was due to both higher balances of earning assets and expanding margins. Our net interest rate spread increased six basis points to 4.07% for the six months ended June 30, 2019 from 4.01% for the six months ended June 30, 2018. Our net interest margin increased 19 basis points to 4.45% for the six months ended June 30, 2019 from 4.26% for the six months ended June 30, 2018.

Provision for Loan Losses. The provision for loan losses was $2.8 million for the six months ended June 30, 2019 compared to $1.3 million for the six months ended June 30, 2018. The changes in the provision and allowance for loan losses were based on management’s assessment of loan portfolio growth and composition trends, historical charge-off trends, levels of problem loans and other asset quality trends. During the six months ended June 30, 2019, we had $2.7 million in loan net charge-offs, for which we had allocated $1.1 million in specific reserves as of December 31, 2018. The charge-offs resulted in provision expense of $1.6 million.

The provision recorded resulted in an allowance for loan losses of $11.8 million, or 1.31% of total loans at June 30, 2019, compared to $11.7 million, or 1.38% of total loans, at December, 2018 and $10.6 million, or 1.36% of total loans, at June 30, 2018. Non-accrual loans as of June 30, 2019 were primarily comprised of three commercial and industrial relationships with a total carrying value of $3.6 million. Impairment was evaluated and specific reserves of $163,000 were allocated to impaired loans as of June 30, 2019.

Our net charge-offs as a percent of average loans increased to 0.62% for the six months ended June 30, 2019 as compared to 0.11% for the same period in 2018. The primary reason for the increase in net charge-offs resulted from our charging-off three commercial loan relationships, totaling $2.1 million, in the first six months of 2019. Two of those relationships that were charged-off totaling $1.5 million were originated through the BancAlliance network.

As of June 30, 2019, we had nine BancAlliance relationships remaining totaling $12.4 million. Out of the nine relationships, five totaling $6.6 million are pass rated, two totaling $3.4 million are on watch and two totaling $2.4 million are substandard. During the six months ended June 30, 2019, one of these nine relationships totaling $1.9 million was put on non-accrual and deemed impaired. We have allocated specific reserves totaling $136,000 for this relationship. Our last BancAlliance loan origination was in February 2017 and at this time we are not anticipating originating any new loans through this network.

Noninterest Income. Noninterest income decreased $29,000, or 1.4%, and was $2.1 million for each of the six months ended June 30, 2019 and June 30, 2018. The decrease was primarily caused by a decrease in other service charges and fees of $147,000 partially offset by the gain on sales of securities. The decrease in other service charges was primarily due to a decrease in loan prepayments compared to the same period in 2018. Gain on sales of securities was $113,000 for the six months ended June 30, 2019 compared to zero for the six months ended June 30, 2018. We repositioned some of our securities by selling some municipal and mortgage-backed securities that were close to maturity and reinvested into longer-term mortgage-backed securities.

Noninterest Expense. Noninterest expense increased $842,000, or 6.6%, to $13.6 million for the six months ended June 30, 2019 from $12.8 million for the six months ended June 30, 2018. The primary increases for the six months ended June 30, 2019 were salary and employee benefits expense, occupancy expense, and professional fees. The increase of $135,000, or 1.6%, to $8.6 million for the six months ended June 30, 2019, compared to $8.4 million for the six months ended June 30, 2018 in salary and employee benefits was primarily due to a higher number of sales and operations positions compared to the same period in 2018. The increase of $327,000, or 37.7%, to $1.2 million for the six months ended June 30, 2019 compared to $867,000 in occupancy expense for the six months ended June 30, 2018 was primarily due to the acceleration of our leasehold improvements amortization related to the closure of our Hampton, New Hampshire branch in May 2019. The increase of $341,000, or 59.1%, to $918,000 for the six months ended June 30, 2019 compared to $577,000 in professional fees for the six months ended June 30, 2018 was due to increased consulting services to aid in our efforts to implement a continuous improvement culture and our development of deposit products and services.

Income Tax Provision. We recorded a provision for income taxes of $1.7 million for the six months ended June 30, 2019, reflecting an effective tax rate of 26.0%, compared to a provision of $1.5 million for the six months ended June 30, 2018, reflecting an effective tax rate of 25.6%.

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

	For the Six Months Ended June 30,
	2019			2018
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
(dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate
Assets:
Interest-earning assets:
Loans	$872,912	$23,969	5.49%	$769,887	$19,201	4.99%
Short-term investments	6,620	67	2.02%	9,707	84	1.73%
Investment securities	49,980	738	2.95%	58,309	795	2.73%
Federal Home Loan Bank stock	3,761	86	4.57%	1,865	50	5.36%
Total interest-earning assets	933,273	24,860	5.33%	839,768	20,130	4.79%
Non-interest earning assets	62,044			49,465

Total assets	$995,317			$889,233

Interest-bearing liabilities:
Savings accounts	$113,518	186	0.33%	$114,664	126	0.22%
Money market accounts	227,518	1,366	1.20%	221,712	908	0.82%
NOW accounts	112,451	229	0.41%	112,549	300	0.53%
Certificates of deposit	113,431	1,187	2.09%	98,641	595	1.21%
Total interest-bearing deposits	566,918	2,968	1.05%	547,566	1,929	0.70%
Borrowings	85,625	1,133	2.65%	29,920	318	2.13%
Total interest-bearing liabilities	652,543	4,101	1.26%	577,486	2,247	0.78%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	196,664			183,801
Other noninterest-bearing liabilities	15,303			10,083
Total liabilities	864,510			771,370
Total equity	130,807			117,863

Total liabilities and equity	$995,317			$889,233

Net interest income		$20,759			$17,883
Interest rate spread (1)			4.07%			4.01%
Net interest-earning assets (2)	$280,730			$262,282
Net interest margin (3)			4.45%			4.26%
Average interest-earning assets to interest-bearing liabilities	143.02%			145.42%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-bearing assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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

	For the Six Months Ended June 30, 2019
	Compared to the Six Months Ended June 30, 2018
	Increase (Decrease) Due to		Total
(in thousands)	Rate	Volume	Increase (Decrease)
Interest-earning assets:
Loans	$2,051	$2,717	$4,768
Short-term investments	13	(30)	(17)
Investment securities	63	(120)	(57)
Federal Home Loan Bank stock	(8)	44	36

Total interest-earning assets	2,118	2,612	4,730

Interest-bearing liabilities:
Savings accounts	61	(1)	60
Money Market accounts	434	24	458
NOW accounts	(71)	-	(71)
Certificates of deposit	492	100	592

Total interest-bearing deposits	916	123	1,039

Borrowings	95	720	815

Total interest-bearing liabilities	1,011	844	1,854

Change in net interest income	$1,107	$1,769	$2,876

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

The following table presents the estimated changes in net interest income of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates over twelve-month periods beginning June 30, 2019.

	At June 30,
(Dollars in thousands)	2019
Changes in	Estimated
Interest Rates	Net Interest Income
(Basis Points)	Over Next 12 Months	Change
200	$43,451	(1.58%)
0	44,150	-
-200	44,059	(0.21%)

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

The following table presents the estimated changes in EVE of the Bank, calculated on a bank-only basis, that would result from changes in market interest rates as of June 30, 2019.

	At June 30,
(Dollars in thousands)	2019
Changes in	Economic
Interest Rates	Value of
(Basis Points)	Equity	Change
400	$143,749	2.30%
300	144,823	3.00%
200	145,283	3.30%
100	144,386	2.70%
0	140,581	-
-100	131,554	(6.40%)
-200	109,614	(22.00%)

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2019, cash and cash equivalents totaled $28.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $48.6 million at June 30, 2019.

At June 30, 2019, we had the ability to borrow a total of $211.2 million from the Federal Home Loan Bank of Boston. On that date, we had $82.0 million in advances outstanding . At June 30, 2019, we also had an available line of credit with the Federal Reserve Bank of Boston’s borrower-in-custody program of $165.7 million, none of which was outstanding as of that date.

We have no material commitments or demands that are likely to affect our liquidity other than set forth below. In the event loan demand were to increase faster than expected, or any unforeseen demand or commitment were to occur, we could access our borrowing capacity with the Federal Home Loan Bank of Boston or obtain additional funds through brokered certificates of deposit.

At June 30, 2019 and December 31, 2018, we had $34.3 million and $42.6 million in loan commitments outstanding, respectively. In addition to commitments to originate loans, at June 30, 2019 and December 31, 2018, we had $191.3 million and $187.8 million in unadvanced funds to borrowers, respectively. We also had $2.0 million and $1.5 million in outstanding letters of credit at June 30, 2019 and December 31, 2018, respectively.

Certificates of deposit due within one year of June 30, 2019 totaled $82.9 million, or 10.3% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and Federal Home Loan Bank of Boston advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of securities. During the six months ended June 30, 2019, we originated $123.6 million of loans, all of which were intended to be held in our portfolio, and did not purchase any loans. We purchased $13.7 million and sold $13.6 million in securities. During the six months ended June 30, 2018, we originated $117.0 million of loans, all of which were intended to be held in our portfolio and we purchased $3.0 million in loans. We did not purchase any securities.

Financing activities consist primarily of activity in deposit accounts and Federal Home Loan Bank advances. We experienced a net increase in total deposits of $35.3 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Borrowings increased $13.9 million and $13.0 million during the six months ended June 30, 2019 and 2018, respectively.

The Bank is subject to various regulatory capital requirements administered by the Massachusetts Commissioner of Banks and the FDIC. At June 30, 2019, the Bank exceeded all applicable regulatory capital requirements, and was considered “well capitalized” under regulatory guidelines. See Note 10 of the Notes to the Unaudited Consolidated Financial Statements for additional information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	On January 26, 2017, the Company announced a repurchase program under which it would repurchase up to 6.6% of the then-outstanding shares of the Company’s common stock (625,015 shares) from time to time, depending on market conditions. The authorization by the Company’s Board of Directors for the company to repurchase shares of common stock from time to time will remain in effect until the repurchase program is completed or terminated by the Company’s Board of Directors, though there can be no assurance that the Company in fact will repurchase additional shares under the repurchase program. As of June 30, 2019, the Company had repurchased 37,471 shares at an average price of $21.57 per share. For the three months ended June 30, 2019, there were no repurchases of common stock of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Organization of Provident Bancorp, Inc. (1)
3.2	By-Laws of Provident Bancorp, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial statements from the Provident Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (file no. 333-202716), initially filed with the Securities and Exchange Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANCORP, INC.

Date:	August 9, 2019	/s/ David P. Mansfield
David P. Mansfield
President and Chief Executive Officer

Date:	August 9, 2019	/s/ Carol L. Houle
Carol L. Houle
Executive Vice President and Chief Financial Officer

